Form 10-Q
period 2021-06-30
Catalyst Bancorp, Inc.
filed 2021-09-17
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 333-254200

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

235 N. Court Street, Opelousas, Louisiana 70570

(Address of principal executive offices; Zip Code)

(337) 948-3033

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

There were no shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of September 16, 2021.

CATALYST BANCORP, INC.

10-Q

EXPLANATORY NOTE

Catalyst Bancorp, Inc.

Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021

Catalyst Bancorp, Inc. (the “Company”) was formed to serve as the holding company for St. Landry Homestead Federal Savings Bank (the “Bank”) upon the completion of the Bank’s mutual-to-stock conversion (the “Conversion”). As of June 30, 2021, the Company had no assets or liabilities and had not conducted any business activities other than organizational activities. Accordingly, the unaudited financial statements and the other financial information contained in this quarterly report on Form 10-Q relate solely to the Bank.

The unaudited financial statements and other financial information contained in this quarterly report on Form 10-Q should be read in conjunction with the audited financial statements of St. Landry Homestead Federal Savings Bank as of and for the years ended December 31, 2020 and 2019 contained in the Company’s definitive prospectus, dated August 6, 2021 (the “Prospectus”), as filed with the Securities and Exchange Commission pursuant to Securities Act Rule 424(b)(3) on August 16, 2021 (File No. 333-254200).

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ST LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Non-interest-bearing cash	$6,426	$5,507
Interest-bearing cash and due from banks	22,661	19,738
Total cash and cash equivalents	29,087	25,245
Investment securities -
Securities held-to-maturity (fair values of $15,320 and $17,505, respectively)	15,511	17,523
Securities available-for-sale, at fair value	41,856	20,730
Loans receivable, net of unearned income	140,599	151,800
Allowance for loan losses	(2,649)	(3,022)
Loans receivable, net	137,950	148,778
Accrued interest receivable	558	564
Foreclosed real estate	590	415
Premises and equipment, net	6,545	5,489
Stock in Federal Home Loan Bank, at cost	1,398	1,394
Bank owned life insurance	3,258	3,213
Other assets	1,887	1,337
TOTAL ASSETS	$238,640	$224,688
LIABILITIES AND EQUITY
LIABILITIES
Deposits
Non-interest-bearing	$29,031	$26,169
Interest-bearing	148,857	138,429
Total deposits	177,888	164,598
Advances from Federal Home Loan Bank	8,928	8,838
Other liabilities	1,092	719
TOTAL LIABILITIES	187,908	174,155
Commitments and Contingencies (Note 6)
EQUITY
Retained earnings	50,837	50,426
Accumulated other comprehensive income (loss)	(105)	107
TOTAL EQUITY	50,732	50,533
TOTAL LIABILITIES AND EQUITY	$238,640	$224,688

The accompanying Notes are an integral part of these financial statements.

ST LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$1,691	$1,963	$3,463	$3,967
Investment securities	142	175	262	293
Other	10	13	24	69
Total interest income	1,843	2,151	3,749	4,329
INTEREST EXPENSE
Deposits	135	247	290	507
Advances from Federal Home Loan Bank	69	199	136	397
Total interest expense	204	446	426	904
Net interest income	1,639	1,705	3,323	3,425
(Reversal of) Provision for loan loss	(286)	—	(286)	65
Net interest income after (reversal) provision for loan losses	1,925	1,705	3,609	3,360
NON-INTEREST INCOME
Service charges on deposit accounts	160	121	283	281
Gain on sale of fixed assets	—	16	24	16
Bank owned life insurance income	22	17	45	33
Other	182	14	235	27
Total non-interest income	364	168	587	357
NON-INTEREST EXPENSE
Salaries and employee benefits	1,212	903	2,290	1,901
Occupancy and equipment	191	158	383	312
Computer services expense	156	130	307	257
Legal and accounting	94	49	167	101
Foreclosed assets expense, net	42	27	35	51
ATM and debit card expense	46	37	89	73
Advertising and marketing	12	22	21	56
Directors’ fees	70	80	141	160
Other	144	118	259	252
Total non-interest expense	1,967	1,524	3,692	3,163
INCOME BEFORE INCOME TAX	322	349	504	554
Income Tax Expense	62	89	93	139
NET INCOME	$260	$260	$411	$415

The accompanying Notes are an integral part of these financial statements.

ST LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income	$260	$260	$411	$415
OTHER COMPREHENSIVE INCOME (LOSS)
Change in unrealized gain (loss) on marketable securities	146	14	(268)	287
Less: deferred income tax effect	(31)	(3)	56	(60)
Total other comprehensive income (loss)	115	11	(212)	227
Total comprehensive income	$375	$271	$199	$642

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Retained	Accumulated Other	Total
(Dollars in thousands)	Earnings	Comprehensive Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$51,129	$(12)	$51,117
Net income	415	—	415
Other comprehensive income	—	227	227
BALANCE, JUNE 30, 2020	$51,544	$215	$51,759

BALANCE, DECEMBER 31, 2020	$50,426	$107	$50,533
Net income	411	—	411
Other comprehensive income (loss)	—	(212)	(212)
BALANCE, JUNE 30, 2021	$50,837	$(105)	$50,732

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended
	June 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$411	$415
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization net	191	67
Stock dividend on Federal Home Loan Bank stock	(4)	(16)
(Reversal) Provision for loan losses	(286)	65
Writedowns and (gains) losses on sales of foreclosed real estate	40	48
Net (gain) loss on sale of premises and equipment	(24)	(16)
Depreciation of premises and equipment	202	168
Increase (Decrease) in other assets and liabilities, net	(71)	930
Net cash provided by operating activities	459	1,661
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	10,899	1,453
Activity in held-to-maturity securities:
Proceeds from maturities and calls	2,000	12,000
Purchases	—	(19,828)
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	3,846	6,485
Purchases	(25,418)	(5,097)
Proceeds from sale of foreclosed real estate	—	116
Purchases of premises and equipment	(1,258)	(378)
Proceeds from sale of premises and equipment	24	16
Net cash used in investing activities	(9,907)	(5,233)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	13,290	18,719
Net cash provided by financing activities	13,290	18,719
NET INCREASE IN CASH AND CASH EQUIVALENTS	3,842	15,147
CASH AND CASH EQUIVALENTS, beginning of period	25,245	17,909
CASH AND CASH EQUIVALENTS, end of period	$29,087	$33,056

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$—	$—
Loan principal reductions resulting from foreclosures on real estate	$215	$—

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$432	$899
Cash paid for income taxes	$—	$75

The accompanying Notes are an integral part of these financial statements.

ST LANDRY HOMESTEAD FEDERAL SAVINGS BANK

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1BASIS OF PRESENTATION

The accompanying unaudited financial statements of St. Landry Homestead Federal Savings Bank (the “Bank”) were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and six-month periods ended June 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the Financial Statements and notes thereto for the year ended December 31, 2020 included in the Form S-1 of Catalyst Bancorp, Inc. as filed with the Securities and Exchange Commission (“SEC”). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Prospectus (SEC File No. 333-254200).

In preparing the financial statements, the Bank is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Bank’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

NOTE 2   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments (ex. Loans and held to maturity securities), including certain off-balance sheet financial instruments (ex. commitments to extend credit and standby letters of credit that are not unconditionally cancellable). The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses related to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Bank has elected to delay implementation of the standard. The future adoption of this ASU may have a material effect on the Bank’s financial statements.

NOTE 3   INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Held-to-Maturity
U.S. Government and agency obligations	$15,027	$64	$(262)	$14,829
Municipal obligations	484	7	—	491
	$15,511	$71	$(262)	$15,320
Securities Available-for-Sale
Mortgage-backed securities	$37,381	$148	$(185)	$37,344
U.S. Government and agency obligations	2,000	—	(71)	1,929
Municipal obligations	2,609	—	(26)	2,583
	$41,990	$148	$(282)	$41,856

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Held-to-Maturity
U.S. Government and agency obligations	$17,034	$93	$(121)	$17,006
Municipal obligations	489	10	—	499
	$17,523	$103	$(121)	$17,505
Securities Available-for-Sale
Mortgage-backed securities	$15,968	$179	$(7)	$16,140
U.S. Government and agency obligations	2,000	—	(39)	1,961
Municipal obligations	2,628	12	(11)	2,629
	$20,596	$191	$(57)	$20,730

Investment securities with a carrying amount of approximately $7.9 million and $6.9 million, respectively were pledged to secure deposits as required or permitted by law at June 30, 2021 and December 31, 2020.

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from its contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

NOTE 3   INVESTMENT SECURITIES (Continued)

The following is a summary of maturities of securities held-to-maturity and available-for-sale at June 30, 2021 and December 31, 2020:

	June 30, 2021
	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
After one through five years	—	—	—	—
After five through ten years	11,483	11,261	3,445	3,418
After ten years	4,028	4,059	38,545	38,438
	$15,511	$15,320	$41,990	$41,856

	December 31, 2020
	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
After one through five years	—	—	1	1
After five through ten years	11,490	11,452	3,361	3,355
After ten years	6,033	6,053	17,234	17,374
	$17,523	$17,505	$20,596	$20,730

There were no securities transferred between classifications during the first six months of 2021 or in 2020.

NOTE 3   INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Held-to-Maturity
U.S. Government and agency obligations	$11,738	$(262)	$—	$—	$11,738	$(262)
Municipal obligations	—	—	—	—	—	—
	$11,738	$(262)	$—	$—	$11,738	$(262)
Securities Available-for-Sale
Mortgage-backed securities	$22,640	$(185)	$—	$—	$22,640	$(185)
U.S. Government and agency obligations	1,929	(71)	—	—	1,929	(71)
Municipal obligations	2,583	(26)	—	—	2,583	(26)
	$27,152	$(282)	$—	$—	$27,152	$(282)
Total	$38,890	$(544)	$—	$—	$38,890	$(544)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Held-to-Maturity
U.S. Government and agency obligations	$7,879	$(121)	$—	$—	$7,879	$(121)
	$7,879	$(121)	$—	$—	$7,879	$(121)
Securities Available-for-Sale
Mortgage-backed securities	$4,010	$(7)	$—	$—	$4,010	$(7)
U.S. Government and agency obligations	1,961	(39)	—	—	1,961	(39)
Municipal obligations	1,751	(11)	—	—	1,751	(11)
	$7,722	$(57)	$—	$—	$7,722	$(57)
Total	$15,601	$(178)	$—	$—	$15,601	$(178)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Bank to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At June 30, 2021, there were 26 securities with an unrealized loss, compared to 8 securities with an unrealized loss at December 31, 2020. All of those securities are either guaranteed by federal, state and local governments or secured by mortgage loans. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 4   LOANS RECEIVABLE

Loans receivable at June 30, 2021 and December 31, 2020 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2021	2020
Real Estate
One- to four-family residential	$91,778	$99,869
Commercial real estate	28,217	30,304
Construction & land	4,527	5,538
Multi-family residential	4,344	4,801
Farmland	27	53
Total Real Estate	128,893	140,565
Consumer	4,667	4,499
Commercial and industrial	7,039	6,736
	140,599	151,800
Less allowance for loan losses	(2,649)	(3,022)
	$137,950	$148,778

The following tables outline the changes in the allowance for loan losses by collateral type for the six months ended June 30, 2021 and June 30, 2020.

	For the Six Months Ended June 30, 2021
		(Reversal)
	Beginning	Provision for loan			Ending
(Dollars in thousands)	Balance	losses	Charge-offs	Recoveries	Balance
Allowance for Loan Losses
One- to four-family residential	$1,910	$(199)	$(117)	$35	$1,629
Commercial real estate	744	(31)	—	—	713
Construction & land	81	(26)	—	—	55
Multi-family residential	68	(7)	—	—	61
Farmland	1	(1)	—	—	—
Consumer	78	(12)	(15)	10	61
Commercial and industrial	101	2	—	—	103
Unallocated	39	(12)	—	—	27
Total	$3,022	$(286)	$(132)	$45	$2,649

	For the Six Months Ended June 30, 2020
	Beginning	Provision for loan			Ending
(Dollars in thousands)	Balance	losses	Charge-offs	Recoveries	Balance
Allowance for Loan Losses
One- to four-family residential	$1,162	$(58)	$(20)	$27	$1,111
Commercial real estate	637	24	—	—	661
Construction & land	56	3	—	—	59
Multi-family residential	76	(3)	—	1	74
Farmland	1	—	—	—	1
Consumer	80	(3)	(16)	5	66
Commercial and industrial	12	91	(15)	—	88
Unallocated	47	11	—	—	58
Total	$2,071	$65	$(51)	$33	$2,118

NOTE 4   LOANS RECEIVABLE (Continued)

The following tables outline the changes in the allowance for loan losses individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2021 and December 31, 2020.

	As of June 30, 2021			As of December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Allowance for Loan Losses Ending Balance
One- to four-family residential	$556	$1,073	$1,629	$599	$1,311	$1,910
Commercial real estate	—	713	713	—	744	744
Construction & land	—	55	55	—	81	81
Multi-family residential	—	61	61	—	68	68
Farmland	—	—	—	—	1	1
Consumer	—	61	61	—	78	78
Commercial and industrial	—	103	103	—	101	101
Unallocated	—	27	27	—	39	39
Total	$556	$2,093	$2,649	$599	$2,423	$3,022
Loans Receivable Ending Balance
One- to four-family residential	$2,920	$88,858	$91,778	$3,209	$96,660	$99,869
Commercial real estate	—	28,217	28,217	—	30,304	30,304
Construction & land	46	4,481	4,527	46	5,492	5,538
Multi-family residential	1,186	3,158	4,344	1,205	3,596	4,801
Farmland	—	27	27	—	53	53
Consumer	—	4,667	4,667	—	4,499	4,499
Commercial and industrial	3	7,036	7,039	4	6,732	6,736
Total	$4,155	$136,444	$140,599	$4,464	$147,336	$151,800

A summary of current, past due and nonaccrual loans as of June 30, 2021 and December 31, 2020 follows:

	As of June 30, 2021
	Past Due	Past Due	Past Due
	30-89 Days	Over 90 Days	Over 30 Days	Total Past	Current and	Current and Non-
(Dollars in thousands)	Accruing	and Accruing	Non-Accruing	Due	Accruing	Accruing	Total Loans
One- to four-family residential	$1,664	$132	$238	$2,034	$88,779	$965	$91,778
Commercial real estate	54	—	—	54	28,163	—	28,217
Construction and land	26	—	46	72	4,455	—	4,527
Multi-family residential	—	—	—	—	4,344	—	4,344
Farmland	—	—	—	—	27	—	27
Consumer	24	11	—	35	4,632	—	4,667
Commercial & industrial	17	—	—	17	7,019	3	7,039
Total	$1,785	$143	$284	$2,212	$137,419	$968	$140,599

NOTE 4   LOANS RECEIVABLE (Continued)

	As of December 31, 2020
	Past Due	Past Due	Past Due
	30-89 Days	Over 90 Days	Over 30 Days	Total Past	Current and	Current and Non-
(Dollars in thousands)	Accruing	and Accruing	Non-Accruing	Due	Accruing	Accruing	Total Loans
One- to four-family residential	$1,842	$367	$235	$2,444	$96,419	$1,006	$99,869
Commercial real estate	192	—	—	192	30,112	—	30,304
Construction and land	154	—	47	201	5,337	—	5,538
Multi-family residential	—	—	—	—	4,801	—	4,801
Farmland	—	—	—	—	53	—	53
Consumer	38	13	—	51	4,448	—	4,499
Commercial & industrial	94	—	—	94	6,638	4	6,736
Total	$2,320	$380	$282	$2,982	$147,808	$1,010	$151,800

The Bank was not committed to lend any additional funds on nonaccrual loans at June 30, 2021 or December 31, 2020.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender for economic or legal reasons related to the debtor’s financial difficulties grants a concession to the debtor that it would not otherwise consider. Information pertaining to loans modified during the six months ended June 30, 2021 and the year ended December 31, 2020:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
June 30, 2021
One- to four-family residential	2	$140	$142
Total	2	$140	$142

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
December 31, 2020
One- to four-family residential	18	$2,643	$2,703
Total	18	$2,643	$2,703

NOTE 4   LOANS RECEIVABLE (Continued)

Troubled debt restructured loans were modified to defer principal and extend maturity on average for 3 months. There was one payment default as of June 30, 2021 and no payment defaults in 2020 for prior year modified loans. The Bank has no commitments to loan additional funds to the borrowers whose loans have been modified.

Information on impaired loans as of June 30, 2021 and December 31, 2020 follows:

	As of and for the Six Months Ended June 30, 2021
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Collected
Real Estate
One- to four-family residential	$2,920	$3,270	$556	$2,962	$39	$38
Commercial real estate	—	—	—	—	—	—
Construction & land	46	46	—	46	—	—
Multi-family residential	1,186	1,186	—	1,195	28	28
Farmland	—	—	—	—	—	—
Total real estate loans	4,152	4,502	556	4,203	67	66
Consumer	—	—	—	—	—	—
Commercial & industrial	3	6	—	4	—	—
	$4,155	$4,508	$556	$4,207	$67	$66

	As of and for the Year Ended December 31, 2020
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Collected
Real Estate
One- to four-family residential	$3,209	$3,586	$599	$3,266	$86	$78
Commercial real estate	—	—	—	—	—	—
Construction & land	46	46	—	48	—	—
Multi-family residential	1,205	1,205	—	1,210	47	43
Farmland	—	—	—	—	—	—
Total real estate loans	4,460	4,837	599	4,524	133	121
Consumer	—	—	—	—	—	—
Commercial & industrial	4	7	—	5	—	—
	$4,464	$4,844	$599	$4,529	$133	$121

Principal balances of loans receivable include approximately $101.9 million and $109.6 million of adjustable-rate loans and $38.7 million and $42.2 million of fixed rate loans at June 30, 2021 and December 31, 2020, respectively. Interest only loans amounted to approximately $1.9 million and $2.0 million at June 30, 2021 and December 31, 2020, respectively.

Loans are categorized by credit quality indicators based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Internally assigned grade:

Pass – Loans in this category have strong asset quality and liquidity along with a multi-year track record of profitability.

Special Mention – Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

NOTE 4   LOANS RECEIVABLE (Continued)

Substandard – Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful – Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loss – Loans classified as loss have been identified as uncollectible and are generally charged-off in the period identified.

The information for each of the credit quality indicators is updated on a quarterly basis in conjunction with the determination of the adequacy of the allowance for loan losses.

	As of and for the Six Months ended June 30, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
One- to four-family residential	$87,347	$360	$4,071	$—	$91,778
Commercial real estate	27,172	983	62	—	28,217
Construction & land	4,433	—	94	—	4,527
Multi-family residential	3,157	—	1,187	—	4,344
Farmland	27	—	—	—	27
Consumer	4,658	—	9	—	4,667
Commercial & industrial	7,036	—	3	—	7,039
Total	$133,830	$1,343	$5,426	$—	$140,599

	As of and for the Year ended December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
One- to four-family residential	$93,008	$1,915	$4,946	$—	$99,869
Commercial real estate	28,217	2,022	65	—	30,304
Construction & land	5,310	133	95	—	5,538
Multi-family residential	3,457	—	1,344	—	4,801
Farmland	53	—	—	—	53
Consumer	4,434	33	32	—	4,499
Commercial & industrial	6,542	171	23	—	6,736
Total	$141,021	$4,274	$6,505	$—	$151,800

NOTE 5   CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum regulatory capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

NOTE 5   CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As discussed in greater detail below, as of June 30, 2021 and December 31, 2020, the Bank does meet all of the capital adequacy requirements to which it is subject.

At June 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank would have to maintain minimum total risk-based, Tier 1 risk based, Tier 1 leverage ratios and Common Equity Tier 1 capital as disclosed in the table below. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

			To be Well Capitalized under the
	Actual		Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2021
Common Equity Tier 1 Capital	$50,837	41.81%	$7,903	>6.5%
Tier 1 Risk-Based Capital	50,837	41.81%	9,727	>8.0%
Total Risk-Based Capital	52,371	43.07%	12,159	>10.0%
Tier 1 Leverage Capital	50,837	21.34%	11,911	>5.0%
As of December 31, 2020
Common Equity Tier 1 Capital	$50,426	40.92%	$8,010	>6.5%
Tier 1 Risk-Based Capital	50,426	40.92%	9,858	>8.0%
Total Risk-Based Capital	52,118	42.29%	12,323	>10.0%
Tier 1 Leverage Capital	50,426	21.06%	11,970	>5.0%

NOTE 6   COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Bank has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial statements.

In addition, the Bank is a defendant in various legal proceedings arising in connection with its business. It is the best judgment of management that neither the financial position nor results of operations of the Bank will be materially affected by the final outcome of these legal proceedings.

The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of financial position. The contract or notional amounts of these instruments reflect the extent of the Bank’s involvement in particular classes of instruments.

NOTE 7   FAIR VALUE MEASUREMENTS

In accordance with fair value guidance, the Bank groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the Bank has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2 — Valuation is based on inputs other than quoted prices included with Level 1 that are observable for the asset or liability, either directly or indirectly. The valuation may be based on quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term for the asset or liability.

Level 3 — Valuation is based on unobservable income inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities include financial instruments whose value is determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which determination of fair value requires significant management judgment or estimation.

NOTE 7   FAIR VALUE MEASUREMENTS (Continued)

Fair values of assets and liabilities measured on a recurring basis at June 30, 2021 and December 31, 2020 follows:

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets/Liabilities	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Available-for-sale securities	$41,856	$—	$41,856	$—
December 31, 2020
Available-for-sale securities	$20,730	$—	$20,730	$—

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2021 and December 31, 2020 follows:

	Fair Value Measurements at Reporting Date Using
			Significant
		Quoted Prices	Other	Significant
		in Active Markets for	Observable	Unobservable
		Identical Assets/Liabilities	Inputs	Inputs
(Dollars in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)
June 30, 2021
Impaired loans	$1,282	$—	$—	$1,282
Foreclosed real estate	590	—	—	590
December 31, 2020
Impaired loans	$1,365	$—	$—	$1,365
Foreclosed real estate	415	—	—	415

For the six months ended June 30, 2021, impaired loans with a carrying amount of $1.8 million were written down to their fair value of $1.3 million, resulting in an impairment charge of $556,000, which was included in the allowance for loan losses. Foreclosed real estate with a carrying amount of $630,000 was written down to its fair value of $590,000, resulting in an impairment charge of $40,000 which was included in earnings for the six months ended June 30, 2021.

During the year ended December 31, 2020, impaired loans with a carrying amount of $2.0 million were written down to their fair value of $1.4 million, resulting in an impairment charge of $599,000, which was included in the allowance for loan losses. Foreclosed real estate with a carrying amount of $581,000 was written down to its fair value of $415,000, resulting in an impairment charge of $166,000, which was included in earnings for the year ended December 31, 2020.

The fair value of impaired loans and real estate owned is estimated using current appraised values less costs to sell.

NOTE 8   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Bank follows the guidance of FASB ASC 825, Financial Instruments, and FASB ASC 820, Fair Value Measurement. This guidance permits entities to measure many financial instruments and certain other items at fair value. No assets have been elected to be reported at fair value. The objective is to improve financial reporting by providing the Bank with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

NOTE 8   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Accounting Standards Codification 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities requires that the Bank disclose estimated fair values for its financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Bank.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value:

Cash and Cash Equivalents - The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values and are classified within Level 1 of the fair value hierarchy.

Investments and Mortgage-Backed Securities - The fair market values of investments and mortgage-backed securities presented have been taken from the Bank’s Securities Portfolio Summary, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. Investments and mortgage-backed securities are classified within Level 2 of the fair value hierarchy.

Loans Receivable, net - Loans are valued using the methodology developed for Economic Value of Equity pricing, with a build-up for loans based on the U.S. Treasury yield curve, a credit risk spread and an overhead coverage rate. Loans receivable are classified within Level 3 of the fair value hierarchy.

Accrued Interest Receivable and Accrued Interest Payable - The carrying amounts of accrued interest receivable and accrued interest payable approximates their fair values and these are classified within Level 1 of the fair value hierarchy.

Non-maturity Deposit Liabilities - Under ASC 825-10, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, money market and checking accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 2 of the fair value hierarchy.

Certificates of Deposit - All certificates are assumed to remain on the Bank’s books until maturity without any change in coupon.  Fair value was estimated using market pricing data for new CDs of similar structure and remaining maturity. Certificates of deposit are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Borrowings - Data is taken from the Bank’s FHLB Customer Profile report.  All borrowings were priced using current advance pricing data from the FHLB’s website for new borrowings of similar structure and remaining maturity. FHLB borrowings are classified within Level 2 of the fair value hierarchy.

Other Assets and Liabilities - All other assets and liabilities are reported at current book value unless noted otherwise.

NOTE 8   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Limitations - Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Bank’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Bank’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

The estimated fair values of the Bank’s financial instruments as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and cash equivalents	$29,087	$29,087	$29,087	$		$
Investment securities
Held-to-maturity	15,511	15,320			15,320
Available-for-sale	41,856	41,856			41,856
Loans receivable, net	137,950	137,356					137,356
Accrued interest receivable	558	558	558
Financial Liabilities:
Deposits	177,888	178,114			178,114
Borrowed funds	8,928	8,847			8,847
Accrued interest payable	45	45	45

	December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and cash equivalents	$25,245	$25,245	$25,245	$		$
Investment securities
Held-to-maturity	17,523	17,505			17,505
Available-for-sale	20,730	20,730			20,730
Loans receivable, net	148,778	148,674					148,674
Accrued interest receivable	564	564	564
Financial Liabilities:
Deposits	164,598	164,951			164,951
Borrowed funds	8,838	9,052			9,052
Accrued interest payable	51	51	51

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. It is not practical to estimate the fair value of Federal Home Loan Bank (“FHLB”) and First National Bankers Bank stock because they are not marketable. The carrying amount of investments are reported in the statements of financial condition at historical cost.

NOTE 9   PLAN OF CONVERSION AND CHANGE IN CORPORATE FORM

On January 27, 2021, the Board of Directors of the Bank adopted a plan of conversion (“Plan of Conversion”). The Plan of Conversion is subject to the approval of the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System and must be approved by the affirmative vote of at least a majority of the total votes eligible to be cast by the voting members of the Bank at a special meeting. The Plan of Conversion provides that the Bank will convert to the stock-form savings bank structure and establish a holding company, Catalyst Bancorp, Inc., as parent of the Bank. The Bank will convert to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to Catalyst Bancorp, Inc. Pursuant to the Plan of Conversion, the total offering value and number of shares of common stock of Catalyst Bancorp, Inc. to be offered and sold will be determined based upon an independent appraiser’s valuation. The stock will be priced at $10.00 per share. In addition, the Bank’s Board of Directors will adopt an employee stock ownership plan (“ESOP”) which will subscribe for up to 8% of the common stock sold in the offering. Catalyst Bancorp, Inc. has been organized as a corporation under the laws of the State of Louisiana and will own all of the outstanding common stock of the Bank upon completion of the conversion.

The costs of issuing the common stock will be deferred and deducted from the sales proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. Deferred conversion costs totaled approximately $21,431 at December 31, 2020 and $498,000 at June 30, 2021, respectively.

At the completion of the conversion to stock form, the Bank will establish a liquidation account in the amount of retained earnings contained in the final prospectus. The liquidation account will be maintained for the benefits of eligible account holders and supplemental eligible account holders who maintain deposit accounts in the Bank after conversion.

The conversion will be accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result.

Catalyst Bancorp is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to “emerging growth companies.” Catalyst Bancorp intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2021 and for the three and six months ended June 30, 2021 and 2020 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements of the Bank and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information regarding the Bank included in the Company’s Prospectus, dated August 6, 2021, as filed with the Securities and Exchange Commission on August 16, 2021 (File No. 333-254200).

Cautionary Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:

●	statements of our goals, intentions and expectations;
●	statements regarding our business plans, prospects, growth and operating strategies;
●	statements regarding the quality of our loan and investment portfolios; and
●	estimates of our risks and future costs and benefits.

You are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the date made. These forward-looking statements are based on our current beliefs and expectations and, by their nature, are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control.  In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change.

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to the Covid-19 pandemic, or other infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;

●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.

We undertake no obligation to publicly update or revise any forward-looking statements included in this report or to update the reasons why actual results could differ from those contained in such statements, whether as a result of new information, future events or otherwise.  In light of these risks, uncertainties and assumptions, the forward-looking statements discussed in this report might not occur and you should not put undue reliance on any forward-looking statements.

Additional factors that may affect our results are discussed in the Prospectus under the heading “Risk Factors.”

Overview

The Bank is a community-oriented savings bank headquartered in Opelousas, Louisiana. We currently operate four full-service banking offices in St. Landry Parish, Louisiana and one full-service banking office in Lafayette Parish,

Louisiana. We have purchased an additional banking office in Lafayette Parish and expect to open it by year-end 2021. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. At June 30, 2021, we had total assets of $238.6 million, including $138.0 million in net loans and $57.4 million of investment securities, total deposits of $177.9 million and total equity of $50.7 million. We had net income of $260,000 for both the three months ended June 30, 2021 and the three months ended June 30, 2020. For the six months ended June 30, 2021, our net income was $411,000 compared to $415,000 for the six months ended June 30, 2020.

Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. We are re-focusing our business strategy to a relationship-based community bank model.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. After the Conversion, we expect that our non-interest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic and the on-going economic slowdown, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Policies

In reviewing and understanding financial information for St. Landry Homestead, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements included in the Company’s Prospectus. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an “emerging growth company” we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

The following accounting policies comprise those that management believes are the most critical to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans are charged against the allowance for loan losses when management believes that the collectibility of the principal is unlikely. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover known and inherent losses in the loan portfolio based on evaluations of the collectibility of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios, and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of the Comptroller of the Currency as an integral part of their examination processes periodically reviews our allowance for loan losses. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

Income Taxes.  Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Under this method, the net deferred tax asset or liability is determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change.

COVID-19

In light of the recent events surrounding the COVID-19 epidemic, St. Landry Homestead is continually assessing the effects of the pandemic on its employees, customers and communities. In March 2020, the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation. The Bank has been working diligently to help support its customers through the Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. Through June 30, 2021, St. Landry Homestead has funded 240 SBA PPP loans totaling approximately $8.5 million with an average loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. In addition, we have granted loan modifications under the CARES Act generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. The Bank handles loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, the related economic slowdown and stay-at-home orders on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. Through June 30, 2021, we modified 199 loans with principal balances totaling $28.0 million. As of June 30, 2021, we had 2 COVID-19 loans currently on deferral with a total outstanding principal balance of $249,000 at such date.

The Bank is working with customers affected by COVID-19 through modifications of their loans. In accordance with guidance from the federal banking agencies, borrowers who were current prior to becoming affected by COVID-19, that received loan modifications as a result of the pandemic, generally are not reported as past due or as troubled debt restructurings. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Bank is evaluating all loan modifications to customers to identify and quantify any impact they may have on the Bank. However, it is difficult to assess or predict how and to what extent COVID-19 will affect St. Landry Homestead in the future.

Comparison of Financial Condition at June 30, 2021 and December 31, 2020

Total Assets.  Total assets increased $14.0 million, or 6.2%, to $238.6 million at June 30, 2021 from $224.7 million at December 31, 2020. The increase resulted primarily from a $21.1 million increase in available-for-sale investment securities and a $3.8 million increase in cash and cash equivalents, offset in part by a decrease of $10.8 million in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased by $3.8 million, or 15.2%, to $29.1 million at June 30, 2021 compared to $25.2 million at December 31, 2020. The increase in cash and cash equivalents reflects increased cash flows from loan principal repayments, as well as deposit inflows associated with SBA PPP loans originated during the period and government stimulus payments received by our customers. The level of loan principal repayments during the six months ended June 30, 2021, reflects in part the continuing effect of the historically low market rates of interest on residential mortgage loans and increased repayments by our mortgage loan customers who have re-financed their loans with other institutions.

Net loans.  Our loans receivable, net, decreased by $10.8 million, or 7.3%, to $138.0 million at June 30, 2021 compared to $148.8 million at December 31, 2020. During the first six months of 2021, our total real estate loan portfolio decreased by $11.7 million, due primarily to an $8.1 million decrease in one- to four-family residential mortgage loans, a $2.1 million decrease in commercial real estate loans and a $1.0 million decrease in construction and land loans. Our total commercial and industrial loans increased by $303,000 to $7.0 million at June 30, 2021 compared to $6.7 million at December 31, 2020. The increase in commercial and industrial loans during the first six months of 2021 primarily reflects the origination of SBA PPP loans, which amounted to $3.9 million at June 30, 2021 compared to $3.5 million at December 31, 2020.

Investment Securities.  Our total investment securities, available-for-sale and held-to-maturity, amounted to $57.4 million at June 30, 2021, an increase of $19.1 million, or 50.0%, compared to $38.3 million in investment securities at December 31, 2020. At June 30, 2021, $41.9 million, or 73.0%, of our total investment securities were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government sponsored mortgage-backed securities. During the six months ended June 30, 2021, purchases of $25.4 million of investment securities exceeded $5.8 million of maturities, calls and principal repayments.

Deposits.  Our total deposits amounted to $177.9 million at June 30, 2021, an increase of $13.3 million, or 8.1%, compared to December 31, 2020. The increase in total deposits at June 30, 2021 compared to December 31, 2020 reflects in part depository inflows related to SBA PPP loan proceeds as well as government stimulus payments received by our banking customers.

Borrowings.  Our borrowings, which consist of FHLB advances, amounted to $8.9 million at June 30, 2021 compared to $8.8 million at December 31, 2020. The $90,000 increase in the carrying value of our FHLB advances reflects the amortization of prepayment penalties on $10.0 million in advances modified during the quarter ended December 31, 2020.

Total Equity.  Total equity increased $199,000 to $50.7 million at June 30, 2021 compared to $50.5 million at December 31, 2020. The primary reason for the increase in total equity was net income of $411,000 during the six months ended June 30, 2021, partially offset by a $212,000 decrease in accumulated unrealized gains/losses on available for sale securities. At June 30, 2021, our ratio of total equity to total assets was 21.3%.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	At June 30,	At December 31,
(Dollars in thousands)	2021	2020
Non-accruing loans:
One- to four-family residential	$1,203	$1,241
Commercial real estate	—	—
Construction and land	46	47
Multi-family residential	—	—
Farmland	—	—
Consumer	—	—
Commercial and industrial	3	4
Total non-accruing loans	1,252	1,292
Accruing loans 90 days or more past due:
One- to four-family residential	132	367
Commercial real estate	—	—
Construction and land	—	—
Multi-family residential	—	—
Farmland	—	—
Consumer	11	13
Commercial and industrial	—	—
Total accruing loans 90 days or more past due	143	380
Total non-performing loans	1,395	1,672
Real estate owned	590	415
Total non-performing assets	1,985	2,087
Performing troubled debt restructurings	3,241	3,625
Total non-performing assets and performing TDRs	$5,226	$5,712
Total loans outstanding	$140,599	$151,800
Total assets outstanding	$238,640	$224,688
Total non-accruing loans as a percentage of total loans outstanding	0.89%	0.85%
Total non-performing loans as a percentage of total loans outstanding	0.99%	1.10%
Total non-performing loans as a percentage of total assets	0.58%	0.74%
Total non-performing assets as a percentage of total assets	0.83%	0.93%

Comparison of Results of Operations for the Three Months Ended June 30, 2021 and 2020.

General. We had net income of $260,000 for both three months ended June 30, 2021 and the three months ended June 30, 2020. A reduction in net interest income and an increase in non-interest expenses during the three months period ended June 30, 2021 compared to the same period in 2020 were largely offset by a $286,000 reversal to the allowance for loan losses, increased non-interest income and lower income tax expense in the 2021 period.

Interest Income. Total interest income decreased $308,000, or 14.3%, to $1.8 million for the three months ended June 30, 2021 from $2.2 million for the three months ended June 30, 2020. This decrease was primarily attributable to a $272,000 decrease in interest income on loans receivable. The decrease in interest income on loans was due to a reduction in the average balance of our loans of $20.5 million, or 12.7%, to $140.5 million for the three months ended June 30, 2021 from $161.0 million for the three months ended June 30, 2020, coupled with a decrease in the average yield on loans of six basis points to 4.83% for the three months ended June 30, 2021 from 4.89% for the three months ended June 30, 2020.

Interest Expense. Total interest expense decreased $242,000, or 54.3%, to $204,000 for the three months ended June 30, 2021 from $446,000 for the three months ended June 30, 2020. The decrease was primarily due to a $130,000, or 65.3%, reduction in interest expense on FHLB advances to $69,000 in the three months ended June 30, 2021 compared to $199,000 in the three months ended June 30, 2020.  As a result of the prepayment of FHLB advances in the fourth quarter of 2020, the average balance of our FHLB advances was $8.9 million during the three months ended June 30, 2021 compared to $25.0 million during the three months ended June 30, 2020. Interest expense on deposits was $135,000 during the three months ended June 30, 2021, a $112,000, or 45.3%, reduction compared to $247,000 of interest expense on deposits in the three months ended June 30, 2020.  While the average balance of our total deposits increased by $17.2 million, or 13.2%, to $147.9 million in the three months ended June 30, 2021 compared to the three months ended June 30, 2020, the average rate paid on deposits decreased by 39 basis points to 0.37% in the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

Net Interest Income. Net interest income was $1.6 million for the three months ended June 30, 2021, a decrease of $66,000, or 3.9%, compared to the three months ended June 30, 2020. Our interest rate spread decreased to 2.83% for the three months ended June 30, 2021 from 2.84% for the three months ended June 30, 2020, and our net interest margin decreased to 2.98% for the three months ended June 30, 2021 from 3.17% for the three months ended June 30, 2020. The decreases in interest rate spread and net interest margin primarily reflect the effects of the continuing low interest rate environment.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	Three Months Ended June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable(1)	$140,513	$1,691	4.83%	$161,040	$1,963	4.89%
Investment securities	49,929	142	1.14	32,837	175	2.13
Other interest-earning assets	30,193	10	0.13	22,148	13	0.23
Total interest-earning assets	220,635	1,843	3.35	216,025	2,151	3.99
Non-interest-earning assets	17,595			15,138
Total assets	$238,230			$231,163
Interest-bearing liabilities:
Savings, NOW and money market accounts	78,600	26	0.13	66,190	52	0.32
Certificates of deposit	69,314	109	0.63	64,486	195	1.21
Total deposits	147,914	135	0.37	130,676	247	0.76
FHLB advances	8,898	69	3.07	25,000	199	3.18
Total interest-bearing liabilities	156,812	204	0.52	155,676	446	1.15
Non-interest-bearing liabilities	31,044			23,714
Total liabilities	187,856			179,390
Retained earnings	50,374			51,773
Total liabilities and retained earnings	$238,230			$231,163
Net interest-earning assets	$63,823			$60,349
Net interest income; average interest rate spread		$1,639	2.83%		$1,705	2.84%
Net interest margin(2)			2.98%			3.17%
Average interest-earning assets to average interest-bearing liabilities			140.70%			138.77%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Six Months Ended June 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable(1)	$143,420	$3,463	4.87%	$160,901	$3,967	4.94%
Investment securities	45,266	262	1.17	29,773	293	1.98
Other interest-earning assets	28,058	24	0.17	20,170	69	0.69
Total interest-earning assets	216,744	3,749	3.49	210,844	4,329	4.12
Non-interest-earning assets	17,313			15,054
Total assets	$234,057			$225,898
Interest-bearing liabilities:
Savings, NOW and money market accounts	76,037	58	0.15	63,953	111	0.35
Certificates of deposit	69,199	232	0.68	64,346	396	1.23
Total deposits	145,236	290	0.40	128,299	507	0.79
FHLB advances	8,876	136	3.07	25,003	397	3.18
Total interest-bearing liabilities	154,112	426	0.56	153,302	904	1.18
Non-interest-bearing liabilities	29,407			21,003
Total liabilities	183,519			174,305
Retained earnings	50,538			51,593
Total liabilities and retained earnings	$234,057			$225,898
Net interest-earning assets	$62,632			$57,542
Net interest income; average interest rate spread		$3,323	2.93%		$3,425	2.94%
Net interest margin(2)			3.09%			3.26%
Average interest-earning assets to average interest-bearing liabilities			140.64%			137.54%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following tables show the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Three Months Ended June 30, 2021
	compared to Three Months Ended
	June 30, 2020
	Increase (Decrease) Due to
			Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(25)	$(247)	$(272)
Investment securities	(102)	69	(33)
Other interest-earning assets	(7)	4	(3)
Total interest income	(134)	(174)	(308)
Interest expense:
Savings, NOW and money market accounts	(34)	8	(26)
Certificates of deposit	(99)	13	(86)
Total interest-bearing deposits	(133)	21	(112)
FHLB advances and other borrowings	(7)	(123)	(130)
Total interest expense	(140)	(102)	(242)
Increase (decrease) in net interest income	$6	$(72)	$(66)

	Six Months Ended June 30, 2021
	compared to Six Months Ended
	June 30, 2020
	Increase (Decrease) Due to
			Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$(80)	$(424)	$(504)
Investment securities	(149)	118	(31)
Other interest-earning assets	(65)	20	(45)
Total interest income	(294)	(286)	(580)
Interest expense:
Savings, NOW and money market accounts	(71)	18	(53)
Certificates of deposit	(191)	27	(164)
Total interest-bearing deposits	(262)	45	(217)
FHLB advances and other borrowings	(16)	(245)	(261)
Total interest expense	(278)	(200)	(478)
Increase (decrease) in net interest income	$(16)	$(86)	$(102)

Provision for Loan Losses.  We recorded a $286,000 reversal to the allowance for loan losses for the three months ended June 30, 2021, compared to no provision for the three months ended June 30, 2020. The reversal during the three months ended June 30, 2021 resulted from our analysis of the factors described in “– Critical Accounting Policies – Allowance for Loan Losses.” The ratio of non-accrual loans as a percent of total loans outstanding was 0.89% at June 30, 2021 compared to 1.03% at June 30, 2020, and the ratio of our allowance for loan losses to non-performing loans was 189.9% at June 30, 2021 compared to 90.9% at June 30, 2020.

Non-interest Income.  Non-interest income increased $196,000, or 116.7%, to $364,000 for the three months ended June 30, 2021 from $168,000 for the three months ended June 30, 2020. The increase was primarily due to a $174,000 increase in other non-interest income, primarily related to an increase in SBA fee income during the quarter.

In June 2021, the Bank was informed that it will be awarded a $1.8 million grant from the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) Rapid Response Program. The CDFI Rapid Response Program is designed to quickly deploy capital to community development financial institutions, such as the Bank, in order to provide them with resources to help counter the economic impact created by the COVID-19 pandemic in distressed and underserved communities. The grant is subject to certain performance goals and measures set forth in the program during an approximate 2.5 year period ending December 31, 2023. The Bank anticipates that, subject to satisfying the Rapid Response Program performance goals and measures, it will record a significant portion of the grant amount as non-interest income over the next 12 months and that the remaining grant amount will be recorded as non-interest income by December 31, 2023.

Non-interest Expense.  Non-interest expense increased $443,000, or 29.1%, to $2.0 million for the three months ended June 30, 2021 from $1.5 million for the three months ended June 30, 2020. The increase was due primarily to a $309,000 increase in salaries and employee benefit expense, due in part to new employee hires, a $50,000 loss incurred due to a wire transfer fraud resulting from the hacking of a customer’s e-mail account, a $45,000 increase in legal and accounting expense, a $33,000 increase in occupancy and equipment expense, primarily reflecting expense related to the additional branch office that we opened in 2020, a $26,000 increase in computer services expense, primarily reflecting systems upgrades, and a $15,000 increase in net foreclosed assets expense, due primarily to a write-down of $40,000 on the carrying value of other real estate owned which was partially offset by a $25,000 reduction in other real estate owned expenses. These increases were partially offset by a $10,000 reduction in advertising and marketing expense in the quarter ended June 30, 2021 compared to the quarter ended June 30, 2020.

Upon consummation of the Conversion and related stock offering, we expect non-interest expense to increase because of costs associated with operating as a public company, including the expected hiring of additional personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our employee stock ownership plan and the possible implementation of a stock-based benefit plan, if approved by our shareholders.

Income Tax Expense.  Income tax expense decreased $27,000 to $62,000 for the three months ended June 30, 2021 compared to $89,000 for the three months ended June 30, 2020. The decrease resulted primarily from lower income before income taxes and increased non-taxable income.

Comparison of Results of Operations for the Six Months Ended June 30, 2021 and 2020.

General.  We had net income of $411,000 for the six months ended June 30, 2021 compared to $415,000 for the six months ended June 30, 2020. A reduction in net interest income and an increase in non-interest expenses during the six months period ended June 30, 2021 compared to the same period in 2020 were largely offset by a $286,000 reversal to the allowance for loan losses, increased non-interest income and lower income tax expense in the 2021 period.

Interest Income.  Total interest income decreased $580,000, or 13.4%, to $3.7 million for the six months ended June 30, 2021 from $4.3 million for the six months ended June 30, 2020. This decrease was primarily attributable to a $504,000 decrease in interest income on loans receivable. The decrease in interest income on loans was due to a reduction in the average balance of our loans of $17.5 million, or 10.9%, to $143.4 million for the six months ended June 30, 2021 from $160.9 million for the six months ended June 30, 2020, coupled with a decrease in the average yield on loans of seven basis points to 4.87% for the six months ended June 30, 2021 from 4.94% for the six months ended June 30, 2020.

Interest Expense.  Total interest expense decreased $478,000, or 52.9%, to $426,000 for the six months ended June 30, 2021 from $904,000 for the six months ended June 30, 2020. The decrease was primarily due to a $261,000, or 65.7%, reduction in interest expense on FHLB advances to $136,000 in the six months ended June 30, 2021 compared to $397,000 in the six months ended June 30, 2020.  As a result of the prepayment of FHLB advances in the fourth quarter of 2020, the average balance of our FHLB advances was $8.9 million during the six months ended June 30, 2021 compared to $25.0 million during the six months ended June 30, 2020. Interest expense on deposits was $290,000 during the six months ended June 30, 2021, a $217,000, or 42.8%, reduction compared to $507,000 of interest expense on deposits in the six months ended June 30, 2020.  While the average balance of our total deposits increased by $16.9 million, or 13.2%, to $145.2 million in the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the average rate paid on deposits decreased by 39 basis points to 0.40% in the first six months of 2021 compared to the first six months of 2020.

Net Interest Income.  Net interest income was $3.3 million for the six months ended June 30, 2021, a decrease of $102,000, or 3.0%, compared to the six months ended June 30, 2020. Our interest rate spread decreased to 2.93% for the six months ended June 30, 2021 from 2.94% for the six months ended June 30, 2020, and our net interest margin decreased to 3.09% for the six months ended June 30, 2021 from 3.26% for the six months ended June 30, 2020. The decreases in interest rate spread and net interest margin primarily reflect the effects of the continuing low interest rate environment.

Provision for Loan Losses.  We recorded a $286,000 reversal to the allowance for loan losses for the six months ended June 30, 2021, compared to a $65,000 provision to the allowance for the six months ended June 30, 2020. The reversal during the six months ended June 30, 2021 resulted from our analysis of the factors described in “– Critical Accounting Policies – Allowance for Loan Losses.”

Non-interest Income.  Non-interest income increased $230,000, or 64.4%, to $587,000 for the six months ended June 30, 2021 from $357,000 for the six months ended June 30, 2020. The increase was primarily due to a $208,000 increase in other non-interest income, primarily related to an increase in SBA fee income.

Non-interest Expense.  Non-interest expense increased $529,000, or 16.7%, to $3.7 million for the six months ended June 30, 2021 from $3.2 million for the six months ended June 30, 2020. The increase was due primarily to a $389,000 increase in salaries and employee benefit expense, due in part to new employee hires, a $71,000 increase in occupancy and equipment expense, primarily reflecting expense related to the additional branch office that we opened in 2020, a $66,000 increase in legal and accounting expense, a $50,000 increase in computer services expense, primarily reflecting systems upgrades, and a $50,000 loss incurred due to a wire transfer fraud resulting from the hacking of a customer’s email account. These increases were partially offset by a $35,000 reduction in advertising and marketing expense and a $16,000 reduction in net foreclosed assets expense in the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

Income Tax Expense.  Income tax expense decreased $46,000 to $93,000 for the six months ended June 30, 2021 compared to $139,000 for the six months ended June 30, 2020. The decrease resulted primarily from lower income before income taxes and increased non-taxable income.

Liquidity and Capital Resources

St. Landry Homestead maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2021, we had outstanding advances from the FHLB with a carrying value of $8.9 million, and had the capacity to borrow approximately an additional $52.8 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

While maturities and scheduled amortization of loans and securities are predictable sources of funds, deposit flows and loan prepayments are greatly influenced by general interest rates, economic conditions, and competition. Our most liquid assets are cash and short-term investments. The levels of these assets are dependent on our operating, financing, lending, and investing activities during any given period.

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $459,000 for the six months ended June 30, 2021. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $(9.9 million) for the six months ended June 30, 2021. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $13.3 million for the six months ended June 30, 2021, resulting from our ability to generate liquidity through our deposit base at lower interest rates to fund loan originations.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position on a daily basis. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

At June 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $50.8 million, or 21.3% of adjusted total assets, which was above the well-capitalized required level of $11.9 million, or 5.0%, and total risk-based capital of $52.4 million, or 43.1% of risk-weighted assets, which was above the well-capitalized required level of $12.2 million, or 10.0%. Accordingly, St. Landry Homestead was categorized as well-capitalized at June 30, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements.  At June 30, 2021, we had $1.5 million of remaining funds to be disbursed on construction loans in process and $4.2 of outstanding commitments to originate loans. Our total letters and lines of credit, unused overdraft privilege amounts and unused lines of credit totaled $3.5 million at June 30, 2021. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2021, totaled $56.0 million at June 30, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2021.

		Amount of Commitment Expiration — Per Period
	Total Amounts Committed	To	1 – 3	4 – 5	After 5
(Dollars in thousands)	at June 30, 2021	1 Year	Years	Years	Years
Letters of credit	$502	$502	$—	$—	$—
Unused overdraft privilege amounts	968	968	—	—	—
Lines of credit	1,809	461	—	—	1,348
Unused lines of credit	206	201	5	—	—
Undisbursed portion of loans in process	1,481	1,481	—	—	—
Commitments to originate loans	4,210	4,210	—	—	—
Total commitments	$9,176	$7,823	$5	$—	$1,348

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations at June 30, 2021.

		Payments Due By Period
	Total at	To	1 – 3	4 – 5	After 5
(Dollars in thousands)	June 30, 2021	1 Year	Years	Years	Years
Certificates of deposit	$69,766	$56,017	$11,535	$2,214	$—
FHLB advances	10,000	—	—	3,000	7,000
Total long-term debt	79,766	56,017	11,535	5,214	7,000
Operating lease obligations	—	—	—	—	—
Total contractual obligations	$79,766	$56,017	$11,535	$5,214	$7,000

Impact of Inflation

The effects of price changes and inflation can vary substantially for most financial institutions. While management believes that inflation affects the economic value of total assets, it believes that it is difficult to assess the overall impact. Management believes this to be the case due to the fact that generally neither the timing nor the magnitude of inflationary changes in the economy coincides with changes in interest rates.  Since virtually all of our assets and liabilities are monetary in nature, interest rates generally have a more significant impact on our performance than does inflation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has not been any material change in the market risk disclosures contained in our Prospectus.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2021, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We do not expect that our disclosure controls and procedures and internal control over financial reporting will prevent all errors and all fraud. A control procedure, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control procedure are met. Because of the inherent limitations in all control procedures, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls may be circumvented by the individual acts of some persons, by collusion of two or more people, or by override of the control. The design of any control procedure also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control procedure, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed under the heading “Risk Factors” contained in the Prospectus. Our evaluation of the risk factors applicable to us has not changed materially from those disclosed in the Prospectus.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Nothing to report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Nothing to report.

ITEM 6. EXHIBITS

3.1	Articles of Incorporation of Catalyst Bancorp, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254200))

3.2	Bylaws of Catalyst Bancorp, Inc. (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (Commission File No. 333-254200))

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BANCORP, INC.

Date: September 17, 2021	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: September 17, 2021	By:	/s/ Jutta A. Codori
Jutta A. Codori
Chief Financial Officer
(Principal Financial and Accounting Officer)