Form 10-Q
period 2021-09-30
Catalyst Bancorp, Inc.
filed 2021-11-10
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

235 N. Court Street, Opelousas, Louisiana 70570

(Address of principal executive offices; Zip Code)

(337) 948-3033

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	CLST	Nasdaq Capital Market

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

There were 5,290,000 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 9, 2021.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Non-interest-bearing cash	$5,117	$5,507
Interest-bearing cash and due from banks	95,287	19,738
Total cash and cash equivalents	100,404	25,245
Investment securities -
Securities available-for-sale, at fair value	49,682	20,730
Securities held-to-maturity (fair values of $13,286 and $17,505, respectively)	13,504	17,523
Loans receivable, net of unearned income	136,720	151,800
Allowance for loan losses	(2,646)	(3,022)
Loans receivable, net	134,074	148,778
Accrued interest receivable	511	564
Foreclosed real estate	399	415
Premises and equipment, net	6,658	5,489
Stock in Federal Home Loan Bank, at cost	1,398	1,394
Bank-owned life insurance	3,280	3,213
Other assets	1,653	1,337
TOTAL ASSETS	$311,563	$224,688

LIABILITIES
Deposits
Non-interest-bearing	$102,091	$26,169
Interest-bearing	147,369	138,429
Total deposits	249,460	164,598
Advances from Federal Home Loan Bank	8,973	8,838
Other liabilities	1,130	719
TOTAL LIABILITIES	259,563	174,155
Commitments and Contingencies (Note 7)
EQUITY
Retained earnings	52,270	50,426
Accumulated other comprehensive income (loss)	(270)	107
TOTAL EQUITY	52,000	50,533
TOTAL LIABILITIES AND EQUITY	$311,563	$224,688

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
INTEREST INCOME
Loans receivable, including fees	$1,671	$1,971	$5,344	$5,938
Investment securities	172	182	434	475
Other	13	16	37	85
Total interest income	1,856	2,169	5,815	6,498
INTEREST EXPENSE
Deposits	124	231	414	738
Advances from Federal Home Loan Bank	68	199	204	596
Total interest expense	192	430	618	1,334
Net interest income	1,664	1,739	5,197	5,164
Provision for (reversal of) loan losses	—	600	(286)	665
Net interest income after provision for (reversal of) loan losses	1,664	1,139	5,483	4,499
NON-INTEREST INCOME
Service charges on deposit accounts	165	147	448	428
Gain on sale of fixed assets	—	—	24	16
Bank-owned life insurance	23	17	67	50
Federal community development grant	1,826	—	1,826	—
Other	11	24	37	51
Total non-interest income	2,025	188	2,402	545
NON-INTEREST EXPENSE
Salaries and employee benefits	1,084	945	3,331	2,832
Occupancy and equipment	215	178	598	490
Computer services	171	135	479	392
Legal, accounting and consulting	88	64	255	165
Foreclosed assets, net	39	220	74	271
ATM and debit card	48	38	137	111
Advertising and marketing	14	19	35	75
Directors’ fees	70	80	211	240
Other	154	158	456	424
Total non-interest expense	1,883	1,837	5,576	5,000
Income (loss) before income tax expense	1,806	(510)	2,309	44
Income tax expense (benefit)	373	(106)	465	33
NET INCOME (LOSS)	$1,433	$(404)	$1,844	$11

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands)	2021	2020	2021	2020
Net income (Loss)	$1,433	$(404)	$1,844	$11
OTHER COMPREHENSIVE (LOSS) INCOME
Change in unrealized (loss) gain on marketable securities	(209)	(81)	(477)	205
Less: deferred income tax effect	44	17	100	(43)
Total other comprehensive (loss) income	(165)	(64)	(377)	162
Total comprehensive income (loss)	$1,268	$(468)	$1,467	$173

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF CHANGES IN EQUITY (Unaudited)

	Retained	Accumulated Other	Total
(Dollars in thousands)	Earnings	Comprehensive Income (Loss)	Equity
BALANCE, DECEMBER 31, 2019	$51,129	$(12)	$51,117
Net income	11	—	11
Other comprehensive income	—	162	162
BALANCE, SEPTEMBER 30, 2020	$51,140	$150	$51,290

BALANCE, DECEMBER 31, 2020	$50,426	$107	$50,533
Net income	1,844	—	1,844
Other comprehensive income (loss)	—	(377)	(377)
BALANCE, SEPTEMBER 30, 2021	$52,270	$(270)	$52,000

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended
	September 30,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,844	$11
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization net	295	141
Dividends on Federal Home Loan Bank stock	(4)	(19)
(Reversal of) provision for loan losses	(286)	665
Writedowns and losses on sales of foreclosed real estate	75	259
Net gain on sale of premises and equipment	(24)	(16)
Depreciation of premises and equipment	314	254
Increase in other assets and liabilities, net	294	801
Net cash provided by operating activities	2,508	2,096
CASH FLOWS FROM INVESTING ACTIVITIES
Net decrease in loans	14,791	3,969
Activity in held-to-maturity securities:
Proceeds from maturities and calls	4,000	15,000
Purchases	—	(26,195)
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	5,967	10,102
Purchases	(35,672)	(12,424)
Proceeds from sale of foreclosed real estate	156	492
Purchases of premises and equipment	(1,477)	(441)
Proceeds from sale of premises and equipment	24	16
Net cash used in investing activities	(12,211)	(9,481)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	84,862	22,826
Net cash provided by financing activities	84,862	22,826
NET INCREASE IN CASH AND CASH EQUIVALENTS	75,159	15,441
CASH AND CASH EQUIVALENTS, beginning of period	25,245	17,909
CASH AND CASH EQUIVALENTS, end of period	$100,404	$33,350

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$—	$—
Loan principal reductions resulting from foreclosures on real estate	$215	$194

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$637	$1,326
Cash paid for income taxes	$82	$75

The accompanying Notes are an integral part of these financial statements.

ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

NOTES TO FINANCIAL STATEMENTS (Unaudited)

NOTE 1BASIS OF PRESENTATION

Catalyst Bancorp, Inc., a Louisiana Corporation (the “Company”), was organized by St Landry Homestead Federal Savings Bank (the “Bank”) in February 2021 to facilitate the conversion of the Bank from the mutual to the stock form (the “Conversion”) of ownership. The Conversion was completed on October 12, 2021, at which time the Company became the holding company for the Bank, with the Company owning all of the issued and outstanding shares of the Bank’s common stock.  Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (the “SEC”) on March 12, 2021 (File No. 333-254200), which was declared effective by the SEC on August 6, 2021. The registrant was not engaged in operations and had not issued any shares of stock as of September 30, 2021. Accordingly, no financial statements of the Company have been included herein.

The accompanying unaudited financial statements of the Bank were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month and nine-month periods ended September 30, 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2020, contained in the Company’s definitive prospectus, dated August 6, 2021 (the “Prospectus”), as filed with the SEC pursuant to Securities Act Rule 424(b)(3) on August 16, 2021 (File No. 333-25420). Reference is made to the accounting policies of the Bank described in the Notes to the Financial Statements contained in the Prospectus.

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

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

NOTE 2 COMPLETION OF STOCK OFFERING

The Company completed its initial public stock offering in connection with the Bank’s conversion from the mutual to the stock form of organization on October 12, 2021. The Company issued a total of 5,290,000 shares of its common stock, par value $0.01 per share (the “Common Stock”) for an aggregate of $52,900,000 in total offering proceeds, including shares issued to the Company’s employee stock ownership plan. Trading in the Common Stock commenced on the Nasdaq Capital Market on October 13, 2021 under the symbol “CLST”.

During August and September 2021, the Company began receiving cash for subscriptions to purchase shares of the Company’s common stock, which amounts were deposited into the Company’s account at the Bank. At September 30, 2021, $72.9 million in subscriptions to purchase shares of the Company’s Common Stock was included in deposits on the Bank’s Statement of Financial Condition. The net proceeds of the initial public offering of $50.9 million will be reflected in the Company’s shareholder’s equity at December 31, 2021.

The costs of issuing the common stock was deferred and will be deducted from the sales proceeds of the offering. Deferred conversion costs totaled approximately $21,000 at December 31, 2020 and $692,000 at September 30, 2021, respectively.

NOTE 3   RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available for sale security impairment model for debt securities whereby credit losses related to available for sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Bank has elected to delay implementation of the standard until January 2023. The future adoption of this ASU may have a material effect on the Bank’s financial statements.

NOTE 4   INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	September 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Held-to-Maturity
U.S. Government and agency obligations	$13,023	$52	$(275)	$12,800
Municipal obligations	481	5	—	486
	$13,504	$57	$(275)	$13,286
Securities Available-for-Sale
Mortgage-backed securities	$45,425	$144	$(365)	$45,204
U.S. Government and agency obligations	2,000	—	(71)	1,929
Municipal obligations	2,599	—	(50)	2,549
	$50,024	$144	$(486)	$49,682

	December 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Securities Held-to-Maturity
U.S. Government and agency obligations	$17,034	$93	$(121)	$17,006
Municipal obligations	489	10	—	499
	$17,523	$103	$(121)	$17,505
Securities Available-for-Sale
Mortgage-backed securities	$15,968	$179	$(7)	$16,140
U.S. Government and agency obligations	2,000	—	(39)	1,961
Municipal obligations	2,628	12	(11)	2,629
	$20,596	$191	$(57)	$20,730

Investment securities with a carrying amount of approximately $10.3 million and $6.9 million, respectively, were pledged to secure deposits as required or permitted by law at September 30, 2021 and December 31, 2020.

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

NOTE 4   INVESTMENT SECURITIES (Continued)

The following is a summary of maturities of securities held-to-maturity and available-for-sale at September 30, 2021 and December 31, 2020:

	September 30, 2021
	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
After one through five years	—	—	—	—
After five through ten years	9,481	9,246	3,298	3,270
After ten years	4,023	4,040	46,726	46,412
	$13,504	$13,286	$50,024	$49,682

	December 31, 2020
	Held-to-Maturity		Available-for-Sale
	Amortized	Fair	Amortized	Fair
(Dollars in thousands)	Cost	Value	Cost	Value
Amounts maturing in:
One year or less	$—	$—	$—	$—
After one through five years	—	—	1	1
After five through ten years	11,490	11,452	3,361	3,355
After ten years	6,033	6,053	17,234	17,374
	$17,523	$17,505	$20,596	$20,730

There were no securities transferred between classifications during the first nine months of 2021 or in 2020.

NOTE 4   INVESTMENT SECURITIES (Continued)

Information pertaining to securities with gross unrealized losses at September 30, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2021
	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Held-to-Maturity
U.S. Government and agency obligations	$9,724	$(275)	$—	$—	$9,724	$(275)
Municipal obligations	—	—	—	—	—	—
	$9,724	$(275)	$—	$—	$9,724	$(275)
Securities Available-for-Sale
Mortgage-backed securities	$36,617	$(365)	$—	$—	$36,617	$(365)
U.S. Government and agency obligations	1,929	(71)	—	—	1,929	(71)
Municipal obligations	2,549	(50)	—	—	2,549	(50)
	$41,095	$(486)	$—	$—	$41,095	$(486)
Total	$50,819	$(761)	$—	$—	$50,819	$(761)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
	Fair	Gross Unrealized	Fair	Gross Unrealized	Fair	Gross Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses
Securities Held-to-Maturity
U.S. Government and agency obligations	$7,879	$(121)	$—	$—	$7,879	$(121)
	$7,879	$(121)	$—	$—	$7,879	$(121)
Securities Available-for-Sale
Mortgage-backed securities	$4,010	$(7)	$—	$—	$4,010	$(7)
U.S. Government and agency obligations	1,961	(39)	—	—	1,961	(39)
Municipal obligations	1,751	(11)	—	—	1,751	(11)
	$7,722	$(57)	$—	$—	$7,722	$(57)
Total	$15,601	$(178)	$—	$—	$15,601	$(178)

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

At September 30, 2021, there were 32 securities with an unrealized loss, compared to 8 securities with an unrealized loss at December 31, 2020. All of those securities are either guaranteed by federal, state and local governments or secured by mortgage loans. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 5   LOANS RECEIVABLE

Loans receivable at September 30, 2021 and December 31, 2020 are summarized as follows:

	(unaudited)
	September 30,	December 31,
(Dollars in thousands)	2021	2020
Real Estate
One- to four-family residential	$88,595	$99,869
Commercial real estate	28,135	30,304
Construction & land	4,417	5,538
Multi-family residential	4,648	4,801
Farmland	26	53
Total Real Estate	125,821	140,565
Consumer	4,912	4,499
Commercial and industrial	5,987	6,736
	136,720	151,800
Less allowance for loan losses	(2,646)	(3,022)
	$134,074	$148,778

The following tables outline the changes in the allowance for loan losses by collateral type for the nine months ended September 30, 2021 and September 30, 2020.

	For the Nine Months Ended September 30, 2021
		(Reversal of)
	Beginning	provision for loan			Ending
(Dollars in thousands)	Balance	losses	Charge-offs	Recoveries	Balance
Allowance for Loan Losses
One- to four-family residential	$1,910	$(220)	$(123)	$51	$1,618
Commercial real estate	744	(32)	—	—	712
Construction & land	81	(31)	—	—	50
Multi-family residential	68	—	—	—	68
Farmland	1	(1)	—	—	—
Consumer	78	2	(27)	9	62
Commercial and industrial	101	(8)	—	—	93
Unallocated	39	4	—	—	43
Total	$3,022	$(286)	$(150)	$60	$2,646

	For the Nine Months Ended September 30, 2020
	Beginning	Provision for loan			Ending
(Dollars in thousands)	Balance	losses	Charge-offs	Recoveries	Balance
Allowance for Loan Losses
One- to four-family residential	$1,162	$488	$(39)	$61	$1,672
Commercial real estate	637	99	—	—	736
Construction & land	56	14	—	—	70
Multi-family residential	76	(17)	—	1	60
Farmland	1	—	—	—	1
Consumer	80	4	(28)	11	67
Commercial and industrial	12	90	(15)	15	102
Unallocated	47	(13)	—	—	34
Total	$2,071	$665	$(82)	$88	$2,742

NOTE 5   LOANS RECEIVABLE (Continued)

The following tables outline the changes in the allowance for loan losses individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at September 30, 2021 and December 31, 2020.

	As of September 30, 2021			As of December 31, 2020
	Individually	Collectively		Individually	Collectively
	Evaluated for	Evaluated for		Evaluated for	Evaluated for
(Dollars in thousands)	Impairment	Impairment	Total	Impairment	Impairment	Total
Allowance for Loan Losses Ending Balance
One- to four-family residential	$561	$1,057	$1,618	$599	$1,311	$1,910
Commercial real estate	—	712	712	—	744	744
Construction & land	—	50	50	—	81	81
Multi-family residential	—	68	68	—	68	68
Farmland	—	—	—	—	1	1
Consumer	—	62	62	—	78	78
Commercial and industrial	—	93	93	—	101	101
Unallocated	—	43	43	—	39	39
Total	$561	$2,085	$2,646	$599	$2,423	$3,022
Loans Receivable Ending Balance
One- to four-family residential	$2,938	$85,657	$88,595	$3,209	$96,660	$99,869
Commercial real estate	—	28,135	28,135	—	30,304	30,304
Construction & land	46	4,371	4,417	46	5,492	5,538
Multi-family residential	1,178	3,470	4,648	1,205	3,596	4,801
Farmland	—	26	26	—	53	53
Consumer	—	4,912	4,912	—	4,499	4,499
Commercial and industrial	19	5,968	5,987	4	6,732	6,736
Total	$4,181	$132,539	$136,720	$4,464	$147,336	$151,800

A summary of current, past due and nonaccrual loans as of September 30, 2021 and December 31, 2020 follows:

	As of September 30, 2021
	Past Due	Past Due	Past Due
	30-89 Days	Over 90 Days	Over 30 Days	Total Past	Current and	Current and Non-
(Dollars in thousands)	Accruing	and Accruing	Non-Accruing	Due	Accruing	Accruing	Total Loans
One- to four-family residential	$2,378	$129	$276	$2,783	$84,889	$923	$88,595
Commercial real estate	53	—	—	53	28,082	—	28,135
Construction and land	16	36	46	98	4,319	—	4,417
Multi-family residential	—	—	—	—	4,648	—	4,648
Farmland	—	—	—	—	26	—	26
Consumer	43	—	—	43	4,869	—	4,912
Commercial & industrial	276	—	17	293	5,692	2	5,987
Total	$2,766	$165	$339	$3,270	$132,525	$925	$136,720

NOTE 5   LOANS RECEIVABLE (Continued)

	As of December 31, 2020
	Past Due	Past Due	Past Due
	30-89 Days	Over 90 Days	Over 30 Days	Total Past	Current and	Current and Non-
(Dollars in thousands)	Accruing	and Accruing	Non-Accruing	Due	Accruing	Accruing	Total Loans
One- to four-family residential	$1,842	$367	$235	$2,444	$96,419	$1,006	$99,869
Commercial real estate	192	—	—	192	30,112	—	30,304
Construction and land	154	—	47	201	5,337	—	5,538
Multi-family residential	—	—	—	—	4,801	—	4,801
Farmland	—	—	—	—	53	—	53
Consumer	38	13	—	51	4,448	—	4,499
Commercial & industrial	94	—	—	94	6,638	4	6,736
Total	$2,320	$380	$282	$2,982	$147,808	$1,010	$151,800

The Bank was not committed to lend any additional funds on nonaccrual loans at September 30, 2021 or December 31, 2020.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Information pertaining to loans modified during the nine months ended September 30, 2021 and the year ended December 31, 2020:

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
September 30, 2021
One- to four-family residential	3	$186	$189
Total	3	$186	$189

		Pre-modification	Post-modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
(Dollars in thousands)	Contracts	Investment	Investment
December 31, 2020
One- to four-family residential	18	$2,643	$2,703
Total	18	$2,643	$2,703

NOTE 5   LOANS RECEIVABLE (Continued)

Troubled debt restructured loans were modified to defer principal and extend maturity on average for 3 months. There were two payment defaults as of September 30, 2021 and no payment defaults in 2020 for prior year modified loans. The Bank has no commitments to loan additional funds to the borrowers whose loans have been modified.

Information on impaired loans as of September 30, 2021 and December 31, 2020 follows:

	As of and for the Nine Months Ended September 30, 2021
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Collected
Real Estate
One- to four-family residential	$2,938	$3,275	$561	$2,875	$60	$59
Commercial real estate	—	—	—	—	—	—
Construction & land	46	46	—	46	—	—
Multi-family residential	1,178	1,178	—	1,182	42	43
Farmland	—	—	—	—	—	—
Total real estate loans	4,162	4,499	561	4,103	102	102
Consumer	—	—	—	—	—	—
Commercial & industrial	19	23	—	3	—	—
	$4,181	$4,522	$561	$4,106	$102	$102

	As of and for the Year Ended December 31, 2020
		Unpaid		Average	Interest	Interest
	Recorded	Principal	Related	Recorded	Income	Income
(Dollars in thousands)	Investment	Balance	Allowance	Investment	Recognized	Collected
Real Estate
One- to four-family residential	$3,209	$3,586	$599	$3,266	$86	$78
Commercial real estate	—	—	—	—	—	—
Construction & land	46	46	—	48	—	—
Multi-family residential	1,205	1,205	—	1,210	47	43
Farmland	—	—	—	—	—	—
Total real estate loans	4,460	4,837	599	4,524	133	121
Consumer	—	—	—	—	—	—
Commercial & industrial	4	7	—	5	—	—
	$4,464	$4,844	$599	$4,529	$133	$121

Principal balances of loans receivable included approximately $98.9 million and $109.6 million of adjustable-rate loans and $37.8 million and $42.2 million of fixed-rate loans at September 30, 2021 and December 31, 2020, respectively. Interest only loans amounted to approximately $1.5 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively.

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

NOTE 5   LOANS RECEIVABLE (Continued)

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

	As of and for the Nine Months ended September 30, 2021
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,260	$402	$3,933	$—	$88,595
Commercial real estate	27,099	975	61	—	28,135
Construction & land	4,323	—	94	—	4,417
Multi-family residential	3,470	—	1,178	—	4,648
Farmland	26	—	—	—	26
Consumer	4,903	—	9	—	4,912
Commercial & industrial	5,968	—	19	—	5,987
Total	$130,049	$1,377	$5,294	$—	$136,720

	As of and for the Year ended December 31, 2020
		Special
(Dollars in thousands)	Pass	Mention	Substandard	Doubtful	Total
One- to four-family residential	$93,008	$1,915	$4,946	$—	$99,869
Commercial real estate	28,217	2,022	65	—	30,304
Construction & land	5,310	133	95	—	5,538
Multi-family residential	3,457	—	1,344	—	4,801
Farmland	53	—	—	—	53
Consumer	4,434	33	32	—	4,499
Commercial & industrial	6,542	171	23	—	6,736
Total	$141,021	$4,274	$6,505	$—	$151,800

NOTE 6   CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgements by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of September 30, 2021 and December 31, 2020, the Bank met all of the capital adequacy requirements to which it is subject.

At September 30, 2021 and December 31, 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category.

			To be Well Capitalized under the
	Actual		Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2021
Common Equity Tier 1 Capital	$52,270	38.94%	$8,724	>6.5%
Tier 1 Risk-Based Capital	52,270	38.94%	10,737	>8.0%
Total Risk-Based Capital	53,960	40.20%	13,422	>10.0%
Tier 1 Leverage Capital	52,270	20.65%	12,657	>5.0%

As of December 31, 2020
Common Equity Tier 1 Capital	$50,426	40.92%	$8,010	>6.5%
Tier 1 Risk-Based Capital	50,426	40.92%	9,858	>8.0%
Total Risk-Based Capital	52,118	42.29%	12,323	>10.0%
Tier 1 Leverage Capital	50,426	21.06%	11,970	>5.0%

NOTE 7   COMMITMENTS AND CONTINGENCIES

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

NOTE 8   FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2021 and December 31, 2020 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	(Level 3
September 30, 2021
Available-for-sale securities	$49,682	$—	$49,682	$—

December 31, 2020
Available-for-sale securities	$20,730	$—	$20,730	$—

NOTE 8   FAIR VALUE MEASUREMENTS (Continued)

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2021 and December 31, 2020 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2021
Impaired loans	$1,270	$—	$—	$1,270
Foreclosed real estate	399	—	—	399

December 31, 2020
Impaired loans	$1,365	$—	$—	$1,365
Foreclosed real estate	415	—	—	415

The carrying amount of impaired loans totaled $1.8 million and $2.0 million at September 30, 2021 and December 31, 2020, respectively. Impaired loans are written down to their fair value by a charge to the allowance for loan losses.

The fair value of impaired loans and real estate owned is estimated using current appraised values less costs to sell.

NOTE 9   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

NOTE 9   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 9   FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

The estimated fair values of the Bank’s financial instruments as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and cash equivalents	$100,404	$100,404	$100,404	$		$
Investment securities
Held-to-maturity	13,504	13,286			13,286
Available-for-sale	49,682	49,682			49,682
Loans receivable, net	134,074	133,454					133,454
Financial Liabilities:
Deposits	249,460	249,612			249,612
Borrowed funds	8,973	8,699			8,699

	December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2		Level 3
Financial Assets:
Cash and cash equivalents	$25,245	$25,245	$25,245	$		$
Investment securities
Held-to-maturity	17,523	17,505			17,505
Available-for-sale	20,730	20,730			20,730
Loans receivable, net	148,778	148,674					148,674
Financial Liabilities:
Deposits	164,598	164,951			164,951
Borrowed funds	8,838	9,052			9,052

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations at September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited financial statements of the Bank and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information regarding the Bank included in the Company’s Prospectus, dated August 6, 2021, as filed with the Securities and Exchange Commission on August 16, 2021 (File No. 333-254200).

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to the Covid-19 pandemic, or other infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;

●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U. S. Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.

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

Overview

The Company was incorporated in February 2021 by the Bank in connection with the Bank’s mutual-to-stock conversion (the “Conversion”).  The Company completed its initial public stock offering on October 12, 2021, at which time it became the holding company for the Bank. The Company issued 5,290,000 shares of its common stock for an aggregate of $52,900,000 in total offering proceeds (including shares issued to our ESOP). The net proceeds of $50.9 million will be reflected in the Company’s shareholders’ equity at December 31, 2021.

The Bank is a community-oriented savings bank headquartered in Opelousas, Louisiana. We currently operate four full-service banking offices in St. Landry Parish, Louisiana and two full-service banking offices in Lafayette Parish, Louisiana, including our newest location opened in November 2021. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. At September 30, 2021, we had total assets of $311.6 million, including $134.1 million in net loans and $63.2 million of investment securities, total deposits of $249.5 million and total equity of $52.0 million. We had net income of $1.4 million for the three months ended September 30, 2021, up $1.8 million from a net loss of $404,000 for the three months ended September 30, 2020. For the nine months ended September 30, 2021, our net income was up $1.8 million from $11,000 for the nine months ended September 30, 2020. The increases in net income over the comparable three and nine month periods were primarily due to a Community Development Financial Institution (“CDFI”) Rapid Response Program grant recognized in non-interest income during the three months ended September 30, 2021.

Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. We are re-focusing our business strategy to a relationship-based community bank model.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to expense associated with our employee stock ownership plan (“ESOP”) established as part of the Bank’s mutual-to-stock conversion as well as a stock option plan and a recognition and retention plan that we expect to implement in 2022. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic and the economic challenges, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. Historically, our estimates of the allowance for loan loss have not required significant adjustments from management’s initial estimates. In addition, the Office of the Comptroller of the Currency as an integral part of its examination processes periodically reviews our allowance for loan losses. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for loan losses may be required that would adversely impact earnings in future periods.

COVID-19

In light of the recent events surrounding the COVID-19 epidemic, St. Landry Homestead is continually assessing the effects of the pandemic on its employees, customers and communities. In March 2020, the 2020 Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was enacted. The CARES Act contains many provisions related to banking, lending, mortgage forbearance and taxation. The Bank has been working diligently to help support its customers through the Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. St. Landry Homestead funded 240 SBA PPP loans totaling approximately $8.5 million with an average loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. In addition, we have granted loan modifications under the CARES Act generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. The Bank handles loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, the related economic slowdown and stay-at-home orders on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. Through September 30, 2021, we granted COVID-19 related payment relief to 201 loans with principal balances totaling $28.0 million. As of September 30, 2021, we had no loans under payment deferral agreements due to COVID-19.

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

Comparison of Financial Condition at September 30, 2021 and December 31, 2020

Total Assets.  Total assets increased $86.9 million, or 38.7%, to $311.6 million at September 30, 2021 from $224.7 million at December 31, 2020. The increase resulted primarily from a $75.2 million increase in cash and cash equivalents and a $29.0 million increase in available-for-sale investment securities, partially offset by a decrease of $14.7 million in net loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased by $75.2 million, or 297.7%, to $100.4 million at September 30, 2021 compared to $25.2 million at December 31, 2020. This increase resulted primarily from $72.9 million in cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the initial public offering will be reflected in the Company’s shareholder’s equity at December 31, 2021.

Net loans.  Our loans receivable, net, decreased by $14.7 million, or 9.9%, to $134.1 million at September 30, 2021 compared to $148.8 million at December 31, 2020. During the first nine months of 2021, our total real estate loan portfolio decreased by $14.7 million, due primarily to an $11.3 million decrease in one- to four-family residential mortgage loans, a $2.2 million decrease in commercial real estate loans and a $1.1 million decrease in construction and land loans. Our total commercial and industrial loans decreased by $749,000 to $6.0 million at September 30, 2021 compared to $6.7 million at December 31, 2020. SBA PPP loans, included in commercial and industrial loans, amounted to $3.4 million at September 30, 2021 and $3.5 million at December 31, 2020.

Investment Securities.  Our total investment securities, available-for-sale and held-to-maturity, amounted to $63.2 million at September 30, 2021, an increase of $24.9 million, or 65.2%, compared to $38.3 million in investment securities at December 31, 2020. At September 30, 2021, $49.7 million, or 78.6%, of our total investment securities were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government sponsored mortgage-backed securities. During the nine months ended September 30, 2021, purchases of $35.7 million of investment securities exceeded $10.0 million of maturities, calls and principal repayments.

Deposits.  Our total deposits amounted to $249.5 million at September 30, 2021, an increase of $84.9 million, or 51.6%, compared to December 31, 2020. This increase resulted primarily from $72.9 million in cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the initial public offering will be reflected in the Company’s shareholder’s equity at December 31, 2021.

Borrowings.  Our borrowings, which consist of FHLB advances, amounted to $9.0 million at September 30, 2021 compared to $8.8 million at December 31, 2020. The $135,000 increase in the carrying value of our FHLB advances reflects the amortization of prepayment penalties on $10.0 million in advances modified during the quarter ended December 31, 2020.

Total Equity.  Total equity increased $1.5 million to $52.0 million at September 30, 2021 compared to $50.5 million at December 31, 2020. The primary reason for the increase in total equity was net income of $1.8 million during the nine months ended September 30, 2021, partially offset by a $377,000 decrease in accumulated unrealized gains/losses on available for sale securities. At September 30, 2021, our ratio of total equity to total assets was 16.7%.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	At September 30,	At December 31,
(Dollars in thousands)	2021	2020
Non-accruing loans:
One- to four-family residential	$1,199	$1,241
Commercial real estate	—	—
Construction and land	46	47
Multi-family residential	—	—
Farmland	—	—
Consumer	—	—
Commercial and industrial	19	4
Total non-accruing loans	1,264	1,292
Accruing loans 90 days or more past due:
One- to four-family residential	129	367
Commercial real estate	—	—
Construction and land	36	—
Multi-family residential	—	—
Farmland	—	—
Consumer	—	13
Commercial and industrial	—	—
Total accruing loans 90 days or more past due	165	380
Total non-performing loans	1,429	1,672
Real estate owned	399	415
Total non-performing assets	1,828	2,087
Performing troubled debt restructurings	3,142	3,625
Total non-performing assets and performing TDRs	$4,970	$5,712
Total loans outstanding	$136,720	$151,800
Total assets outstanding	$311,563	$224,688
Total non-accruing loans as a percentage of total loans outstanding	0.92%	0.85%
Total non-performing loans as a percentage of total loans outstanding	1.05%	1.10%
Total non-performing loans as a percentage of total assets	0.46%	0.74%
Total non-performing assets as a percentage of total assets	0.59%	0.93%

Comparison of Results of Operations for the Three Months Ended September 30, 2021 and 2020.

General. Net income totaled $1.4 million for the three months ended September 30, 2021, up $1.8 million from a net loss of $404,000 for the three months ended September 30, 2020. During the three months ended September 30, 2021, we received and recognized into income $1.8 million in noninterest income related to a Community Development Financial Institution (“CDFI”) Rapid Response Program grant.

Interest Income. Total interest income decreased $313,000, or 14.4%, to $1.9 million for the three months ended September 30, 2021 from $2.2 million for the three months ended September 30, 2020. This decrease was primarily attributable to a $300,000 decrease in interest income on loans receivable. The decrease in interest income on loans was due to a reduction in the average balance of our loans of $25.2 million, or 15.8%, to $134.4 million for the three months ended September 30, 2021 from $159.5 million for the three months ended September 30, 2020.

Interest Expense. Total interest expense decreased $238,000, or 55.3%, to $192,000 for the three months ended September 30, 2021 from $430,000 for the three months ended September 30, 2020. Interest expense on FHLB advances decreased $131,000, or 65.8%, to $68,000 for the three months ended September 30, 2021 compared to $199,000 for the three months ended September 30, 2020.  As a result of the prepayment of FHLB advances in the fourth quarter of 2020, the average balance of our FHLB advances was $9.0 million during the three months ended September 30, 2021 compared to $25.0 million during the three months ended September 30, 2020. Interest expense on deposits was $124,000 during the three months ended September 30, 2021, down $107,000, or 46.3%, from $231,000 for the three months ended September 30, 2020.  While the average balance of our total interest-bearing deposits increased by $15.4 million, or 11.4%, to $150.7 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020, the average rate paid on interest-bearing deposits decreased by 35 basis points to 0.33% for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Net Interest Income. Net interest income was $1.7 million for the three months ended September 30, 2021, a decrease of $75,000, or 4.3%, compared to the three months ended September 30, 2020. Our interest rate spread decreased to 2.69% for the three months ended September 30, 2021 from 2.78% for the three months ended September 30, 2020, and our net interest margin decreased to 2.84% for the three months ended September 30, 2021 from 3.08% for the three months ended September 30, 2020. The decreases in interest rate spread and net interest margin primarily reflect the effects of the continuing low interest rate environment.

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

	Three Months Ended September 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable(1)	$134,370	$1,671	4.93%	$159,542	$1,971	4.92%
Investment securities	61,910	172	1.10	40,814	182	1.77
Other interest-earning assets	36,505	13	0.14	23,947	16	0.25
Total interest-earning assets	232,785	1,856	3.17	224,303	2,169	3.85
Non-interest-earning assets	20,361			15,142
Total assets	$253,146			$239,445
Interest-bearing liabilities:
Savings, NOW and money market accounts	81,650	26	0.12	66,978	45	0.27
Certificates of deposit	69,076	98	0.56	68,306	186	1.08
Total deposits	150,726	124	0.33	135,284	231	0.68
FHLB advances	8,966	68	3.04	25,000	199	3.18
Total interest-bearing liabilities	159,692	192	0.48	160,284	430	1.07
Non-interest-bearing liabilities	42,534			27,207
Total liabilities	202,226			187,491
Retained earnings	50,920			51,954
Total liabilities and retained earnings	$253,146			$239,445
Net interest-earning assets	$73,093			$64,019
Net interest income; average interest rate spread		$1,664	2.69%		$1,739	2.78%
Net interest margin(2)			2.84%			3.08%
Average interest-earning assets to average interest-bearing liabilities			145.77%			139.94%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

	Nine Months Ended September 30,
	2021			2020
			Average			Average
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Loans receivable(1)	$140,215	$5,344	5.10%	$160,465	$5,938	4.94%
Investment securities	50,875	434	1.14	33,481	475	1.90
Other interest-earning assets	30,905	37	0.16	21,438	85	0.53
Total interest-earning assets	221,995	5,815	3.50	215,384	6,498	4.03
Non-interest-earning assets	18,340			15,083
Total assets	$240,335			$230,467
Interest-bearing liabilities:
Savings, NOW and money market accounts	77,928	84	0.14	64,969	156	0.32
Certificates of deposit	69,157	330	0.64	65,676	582	1.18
Total deposits	147,085	414	0.38	130,645	738	0.75
FHLB advances	8,907	204	3.06	25,002	596	3.18
Total interest-bearing liabilities	155,992	618	0.53	155,647	1,334	1.15
Non-interest-bearing liabilities	33,675			23,098
Total liabilities	189,667			178,745
Retained earnings	50,668			51,722
Total liabilities and retained earnings	$240,335			$230,467
Net interest-earning assets	$66,003			$59,737
Net interest income; average interest rate spread		$5,197	2.97%		$5,164	2.88%
Net interest margin(2)			3.13%			3.20%
Average interest-earning assets to average interest-bearing liabilities			142.31%			138.38%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts, loans in process and allowance for loan losses.
(2)	Equals net interest income divided by average interest-earning assets.

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

	Three Months Ended September 30, 2021
	compared to Three Months Ended
	September 30, 2020
	Increase (Decrease) Due to
			Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$12	$(312)	$(300)
Investment securities	(83)	73	(10)
Other interest-earning assets	(8)	5	(3)
Total interest income	(79)	(234)	(313)
Interest expense:
Savings, NOW and money market accounts	(27)	8	(19)
Certificates of deposit	(90)	2	(88)
Total interest-bearing deposits	(117)	10	(107)
FHLB advances and other borrowings	(7)	(124)	(131)
Total interest expense	(124)	(114)	(238)
Increase (decrease) in net interest income	$45	$(120)	$(75)

	Nine Months Ended September 30, 2021
	compared to Nine Months Ended
	September 30, 2020
	Increase (Decrease) Due to
			Total Increase
(Dollars in thousands)	Rate	Volume	(Decrease)
Interest income:
Loans receivable	$173	$(767)	$(594)
Investment securities	(232)	191	(41)
Other interest-earning assets	(75)	27	(48)
Total interest income	(134)	(549)	(683)
Interest expense:
Savings, NOW and money market accounts	(99)	27	(72)
Certificates of deposit	(281)	29	(252)
Total interest-bearing deposits	(380)	56	(324)
FHLB advances and other borrowings	(23)	(369)	(392)
Total interest expense	(403)	(313)	(716)
Increase (decrease) in net interest income	$269	$(236)	$33

Provision for Loan Losses.  We recorded no provision to the allowance for loan losses for the three months ended September 30, 2021, compared to a provision of $600,000 for the three months ended September 30, 2020. The provision for the three months ended September 30, 2020 was primarily due to the expected economic impact of the COVID-19 pandemic. The ratio of the allowance for loan losses to total loans was 1.94% at September 30, 2021.

Non-interest Income.  Non-interest income increased $1.8 million, or 977.1%, to $2.0 million for the three months ended September 30, 2021 from $188,000 for the three months ended September 30, 2020.

In August 2021, the Bank was awarded a $1.8 million grant from the U.S. Treasury Department’s Community Development Financial Institution (“CDFI”) Rapid Response Program. The CDFI Rapid Response Program is designed to quickly deploy capital to community development financial institutions, such as the Bank, in order to provide them with resources to help counter the economic impact created by the COVID-19 pandemic in distressed and underserved communities. The grant was subject to certain performance goals and measures set forth in the program. The Bank satisfied the Rapid Response Program performance goals and measures and recorded all of the grant amount as non-interest income in September 2021.

Non-interest Expense.  Non-interest expense increased $46,000, or 2.5%, to $1.9 million for the three months ended September 30, 2021 from $1.8 million for the three months ended September 30, 2020. On October 12, 2021, the Company announced that it had completed its initial public offering and the mutual-to-stock conversion of the Bank. We expect non-interest expense to increase because of costs associated with operating as a public company, including the expected hiring of additional personnel, and the increased compensation expenses associated with the purchase of shares of common stock by our ESOP and the anticipated implementation of stock-based benefit plans in 2022, if approved by our shareholders.

Salaries and employee benefits expense increased by $139,000, or 14.7%, during the quarter ended September 30, 2021 from the comparable period in 2020, primarily due to additional personnel. Occupancy and equipment expense increased by $37,000, or 20.8%, primarily reflecting expense related to an additional branch location opened in October 2020. Computer services expense increased $36,000, or 26.7%, and legal, accounting and consulting expenses increased by $24,000, or 37.5%, primarily due to the cost of software and professional services associated with operating as a public company. These increases were partially offset by a $181,000, or 82.3%, decrease in foreclosed asset expense. During the three months ended September 30, 2020, the company recorded several write-downs on certain foreclosed properties.

Income Tax Expense.  Income tax expense totaled $373,000 for the three months ended September 30, 2021. For the three months ended September 30, 2020, the Company reported an income tax benefit of $106,000. The change in income tax expense over the comparable three-month periods was primarily due to the change in taxable earnings.

Comparison of Results of Operations for the Nine months Ended September 30, 2021 and 2020.

General.  We had net income of $1.8 million for the nine months ended September 30, 2021 compared to $11,000 for the nine months ended September 30, 2020. During the three months ended September 30, 2021, we recognized $1.8 million in noninterest income related to a CDFI Rapid Response Program grant.

Interest Income.  Total interest income decreased $683,000, or 10.5%, to $5.8 million for the nine months ended September 30, 2021 from $6.5 million for the nine months ended September 30, 2020. This decrease was primarily attributable to a $594,000 decrease in interest income on loans receivable. The decrease in interest income on loans was primarily due to a reduction in the average balance of our loans of $20.3 million, or 12.6%, to $140.2 million for the nine months ended September 30, 2021 from $160.5 million for the nine months ended September 30, 2020.

Interest Expense.  Total interest expense decreased $716,000, or 53.7%, to $618,000 for the nine months ended September 30, 2021 from $1.3 million for the nine months ended September 30, 2020. Interest expense on FHLB advances decreased $392,000, or 65.8%, to $204,000 for the nine months ended September 30, 2021 compared to $596,000 for the nine months ended September 30, 2020.  As a result of the prepayment of FHLB advances in the fourth quarter of 2020, the average balance of our FHLB advances was $8.9 million during the nine months ended September 30, 2021 compared to $25.0 million during the nine months ended September 30, 2020. Interest expense on deposits was $414,000 during the nine months ended September 30, 2021, a decrease of $324,000, or 43.9%, compared to $738,000 for the nine months ended September 30, 2020.  While the average balance of our total interest-bearing deposits increased by $16.4 million, or 12.6%, to $147.1 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, the average rate paid on deposits decreased by 37 basis points to 0.38% for the first nine months of 2021 compared to the first nine months of 2020.

Net Interest Income.  Net interest income totaled $5.2 million for the nine months ended September 30, 2021, an increase of $33,000, or 0.6%, compared to the nine months ended September 30, 2020. Our interest rate spread increased to 2.97% for the nine months ended September 30, 2021 from 2.88% for the nine months ended September 30, 2020, while our net interest margin decreased to 3.13 % for the nine months ended September 30, 2021 from 3.20% for the nine months ended September 30, 2020.

Provision for Loan Losses.  We recorded a $286,000 reversal to the allowance for loan losses for the nine months ended September 30, 2021, compared to a $665,000 provision to the allowance for the nine months ended September 30, 2020. The reversal during the nine months ended September 30, 2021 resulted from our analysis of the factors described in “– Critical Accounting Policies – Allowance for Loan Losses” and the decrease in loans outstanding. The provision for the nine months ended September 30, 2020 was primarily due to the expected economic impact of the COVID-19 pandemic. The ratio of the allowance for loan losses to total loans was 1.94% at September 30, 2021.

Non-interest Income.  Non-interest income increased $1.9 million, or 340.7%, to $2.4 million for the nine months ended September 30, 2021 from $545,000 for the nine months ended September 30, 2020. The increase in non-interest income in the 2021 period was due primarily to the recognition into income of the $1.8 million CDFI grant.

Non-interest Expense.  Non-interest expense increased $576,000, or 11.5%, to $5.6 million for the nine months ended September 30, 2021 from $5.0 million for the nine months ended September 30, 2020.

The Company completed its initial public offering and the mutual-to-stock conversion of the Bank on October 12, 2021. As a result, non-interest expense is expected to increase because of costs associated with operating as a public company, including increased salaries and benefits expense due to additional personnel and stock related compensation.

Salaries and employee benefits expense increased by $499,000, or 17.6%, primarily due to additional personnel employed during the nine months ended September 30, 2021 compared to the same period in 2020. Occupancy and equipment increased by $108,000, or 22.0%, primarily reflecting expense related to an additional branch location opened in 2020. Computer services expense increased $87,000, or 22.2%, and legal, accounting and consulting expenses increased by $90,000, or 54.5%, primarily due to the cost of software and professional services associated with operating as a public company. These increases were partially offset by a $197,000, or 72.7%, decrease in foreclosed asset expense. During the three months ended September 30, 2020, the Company recorded several write-downs on certain foreclosed properties.

Income Tax Expense.  Income tax expense increased $432,000 to $465,000 for the nine months ended September 30, 2021 compared to $33,000 for the nine months ended September 30, 2020. The increase primarily resulted from the increase in taxable earnings.

Liquidity and Capital Resources

St. Landry Homestead maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2021, we had outstanding advances from the FHLB with a carrying value of $9.0 million, and had the capacity to borrow approximately an additional $52.6 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $2.5 million for the nine months ended September 30, 2021. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $12.2 million for the nine months ended September 30, 2021. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $84.9 million for the nine months ended September 30, 2021, primarily due to $72.9 million in cash received for subscriptions to purchase shares of the Company’s common stock in its initial public offering. The net proceeds of the initial public offering will be reflected in the Company’s shareholder’s equity at December 31, 2021.

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

At September 30, 2021, we exceeded all of our regulatory capital requirements with a Tier 1 leverage capital level of $52.3 million, or 20.7% of adjusted total assets, which was above the well-capitalized required level of $12.7 million, or 5.0%, and total risk-based capital of $54.0 million, or 40.2% of risk-weighted assets, which was above the well-capitalized required level of $13.4 million, or 10.0%. Accordingly, St. Landry Homestead was categorized as well-capitalized at September 30, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category.

Off-Balance Sheet Arrangements.  At September 30, 2021, we had $914,000 of remaining funds to be disbursed on construction loans in process and $3.9 million of outstanding commitments to originate loans. Our total letters and lines of credit, unused overdraft privilege amounts and unused lines of credit totaled $6.1 million at September 30, 2021. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2021, totaled $57.9 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments.  The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2021.

		Amount of Commitment Expiration — Per Period
	Total Amounts Committed	To	1 – 3	4 – 5	After 5
(Dollars in thousands)	at September 30, 2021	1 Year	Years	Years	Years
Letters of credit	$502	$502	$—	$—	$—
Unused overdraft privilege amounts	945	945	—	—	—
Lines of credit	1,409	100	5	—	1,304
Unused lines of credit	3,251	251	3,000	—	—
Undisbursed portion of loans in process	914	914	—	—	—
Commitments to originate loans	3,875	3,875	—	—	—
Total commitments	$10,896	$6,587	$3,005	$—	$1,304

Contractual Cash Obligations.  The following table summarizes our contractual cash obligations at September 30, 2021.

		Payments Due By Period
	Total at	To	1 – 3	4 – 5	After 5
(Dollars in thousands)	September 30, 2021	1 Year	Years	Years	Years
Certificates of deposit	$68,848	$57,903	$9,436	$1,509	$—
FHLB advances	10,000	—	—	3,000	7,000
Total long-term debt	78,848	57,903	9,436	4,509	7,000
Operating lease obligations	—	—	—	—	—
Total contractual obligations	$78,848	$57,903	$9,436	$4,509	$7,000

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2021, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2021, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2021, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)Not applicable.

(b)

The Company’s initial public offering of securities, which was registered on a Form S-1 (which was effective on August 6, 2021) filed under the Securities Act of 1933, as amended (SEC File No. 333-254200), was consummated on October 12, 2021, concurrent with the Bank’s reorganization from a federally-chartered mutual savings bank to a federally-chartered stock savings bank. Upon completion of the Conversion and the offering, all of the Bank’s stock is owned by the Company, and all of the Company’s stock is, in turn, owned by the public. In connection with the Conversion and offering, the Company sold 5,290,000 shares of its common stock at a price of $10.00 per share, raising $52,900,000 of gross proceeds.

Piper Sandler & Co. (“ Piper Sandler ”) was engaged to assist in the marketing of the common stock. For their services, in addition to a records management fee, Piper Sandler received a fee equal to 0.9% of the dollar amount of the shares of Common Stock sold in the subscription offering and shares sold to residents of the State of Louisiana in the community offering, other than, in each case, shares purchased by the officers, directors, or employees (or members of their immediate family) of the Bank or the Company or qualified and non-qualified employee benefit plans of the Bank or Company, for which no fee was paid.  Piper Sandler received  a fee of 3.0% of the aggregate purchase price of all shares sold in the community offering outside of the State of Louisiana.

Expenses related to the offering were approximately $2.0 million, including the fees and expenses paid to Piper Sandler described above, none of which were paid to officers or directors of Company, the Bank or associates of such persons. No underwriting discounts, commissions or finders fees were paid in connection with the offering. Net proceeds of the offering were $50.9 million. As a result of completion of the offering, 5,290,000 shares of the Company’s Common Stock are outstanding as of November 9, 2021.

Approximately fifty percent of the net proceeds of the offering, or $25.4 million, were contributed by the Company to the Bank in return for 100% of the issued and outstanding shares of common stock of the Bank. In addition, the Company made a loan to the ESOP in the amount of $4.2 million, which the ESOP used to purchase 423,200 shares of the Company’s Common Stock.

Initially, both the Company and the Bank invested the net proceeds from the stock offering in cash and short-term investments.

The Company’s common stock is quoted on the Nasdaq Capital Market under the trading symbol “CLST”.

(c)Not applicable.

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

CATALYST BANCORP, INC.

Date: November 10, 2021	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2021	By:	/s/ Jutta A. Codori
Jutta A. Codori
Chief Financial Officer
(Principal Financial and Accounting Officer)