Form 10-K
period 2021-12-31
Catalyst Bancorp, Inc.
filed 2022-03-29
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _________________.

Commission File Number 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

235 N. Court Street, Opelousas, Louisiana	70570
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (337) 948-3033

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock (par value $.01 per share)	CLST	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ◻   No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ◻  No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 5(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

There was no outstanding voting or non-voting common equity of the Registrant as of June 30, 2021.  The aggregate market value of the voting common equity held by non-affiliates of the Registrant, computed by reference to the last sale price on October 13, 2021 ($13.89), the first date of trading in the common stock, was approximately $65.0 million.

Number of shares of Common Stock outstanding as of March 21, 2022: 5,290,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2022 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

CATALYST BANCORP, INC.

Form 10-K

For the Year Ended December 31, 2021

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Catalyst Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Catalyst Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Catalyst Bancorp is or will be doing business, being less favorable than expected (6) political and social unrest including acts of war or terrorism; (7) the impact of the current outbreak of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which Catalyst Bancorp will be engaged. Catalyst Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 1. Business

BUSINESS OF CATALYST BANCORP, INC.

Catalyst Bancorp , Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 5,290,000 shares of its common stock for an aggregate of $52.9 million. Total net proceeds from the offering were $50.8 million (including shares issued to the Company’s employee stock ownership plan (“ESOP”)). The Company contributed 50% of the net proceeds from the stock offering to the Bank. The Company retained the remainder of the net proceeds from the stock offering and used $4.2 million to make a loan to the ESOP.

Catalyst Bancorp is a registered bank holding company and is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for bank holding companies. We currently have no understandings or agreements to acquire any other financial institution, although we may determine to do so in the future.

Catalyst Bancorp’s cash flow depends on earnings from the investment of the net proceeds from the offering that it retains and any dividends it receives from the Bank. St. Landry Homestead is subject to regulatory limitations on the amount of dividends that it may pay. See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions.” The Company neither owns nor leases any property, but instead utilizes the premises, equipment and furniture of the Bank. At the present time,  the Company employs only persons who are officers of the Bank to serve as officers of the Company. The Company does, however, use the support staff of the Bank from time to time. Catalyst Bancorp may hire additional employees, as appropriate, to the extent we expand our business in the future.

Our headquarters is located at 235 N. Court Street, Opelousas, Louisiana, and our telephone number is (337) 948-3033. We maintain a website at www.stlandryhomestead.com, and we provide our customers with on-line banking services. This Annual Report on Form 10-K, as well as all other filings we make with the U.S. Securities and Exchange Commission, is available on our website under the “Investor Relations” tab. Information on our website should not be considered a part of this Annual Report on Form 10-K.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to St. Landry Homestead, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

BUSINESS OF ST. LANDRY HOMESTEAD FEDERAL SAVINGS BANK

General.  St. Landry Homestead Federal Savings Bank is a federally chartered community-oriented savings bank which was originally organized in 1922 and is headquartered in Opelousas, Louisiana. The Bank currently conducts its business from its main office as well as five additional full-service branch offices. Our branch offices are located in Eunice, Port Barre and Opelousas, in St. Landry Parish, and Lafayette and Carencro, in Lafayette Parish. Our branch offices in Opelousas and Carencro were opened in July 2019 and October 2020, respectively. Our newest branch office, located in Lafayette, Louisiana, opened for business in November 2021. St. Landry and Lafayette Parishes are in the Acadiana region of south central Louisiana.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas. These funds are primarily used for the origination of loans, including single-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans, commercial and industrial loans, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are compensation and benefits, interest expense on deposits and borrowings and other general operating expenses.

We are an active originator of residential home mortgage loans in our market area. Historically, St. Landry Homestead was a traditional thrift institution with an emphasis on long-term single-family residential first mortgage loans secured by residences located in our traditional market area centered in Opelousas, Louisiana. At December 31, 2021, $87.3 million, or 66.2% of our total loan portfolio, was comprised of single-family residential mortgage loans. Our business strategy is to enhance our products and services and embrace a full-service community bank model by re-focusing our efforts in order to attract a greater number of small-to mid-sized businesses and business professionals in our market area and to increase our holdings of commercial and multi-family residential real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

Market Area and Competition

Historically, our business focus has centered on areas within a short drive from our banking offices in St. Landry Parish and adjoining areas. We expanded our branch office network into neighboring Lafayette Parish by opening our Carencro office in October 2020 and our Lafayette office in November 2021. In recent years, St. Landy Parish has seen little growth or expansion. Lafayette, on the other hand, has experienced more growth and expansion. In the future, we expect to focus on increasing our penetration in the Lafayette area. We hope to increase our market share of banking relationships with small- to mid-sized businesses and professionals.

Economic activity in the Acadiana region of south-central Louisiana is influenced by the oil and gas industry, in addition to business services such as energy services, healthcare, technology, manufacturing, finance, tourism and other service-related industries. The education/healthcare/social service sector represents the largest employment sector in St. Landry

Parish and Lafayette Parish. In 2021, Amazon began operations of a one million square foot fulfillment center in Carencro, Louisiana, which is expected to create 500 new full-time jobs.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds and other corporate and government securities funds, mutual funds and from other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. At December 31, 2021, our loan portfolio totaled $131.8 million, or 46% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We also originate commercial real estate and multi-family residential mortgage loans, commercial and industrial loans, construction and land loans, consumer loans, consisting primarily of loans secured by deposits at the Bank, automobile, recreational vehicle and boat loans, and other loans.

Loan Portfolio Composition.  The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	At December 31,
	2021		2020
(Dollars in thousands)	Amount	%	Amount	%
Real estate loans
One- to four-family residential	$87,303	66.2%	$99,869	65.8%
Commercial real estate	23,112	17.5	30,304	20.0
Construction and land	4,079	3.1	5,591	3.7
Multi-family residential	4,589	3.5	4,801	3.2
Total real estate loans	119,083	90.3	140,565	92.7
Other loans
Commercial and industrial	8,374	6.4	6,736	4.4
Consumer	4,385	3.3	4,499	2.9
Total other loans	12,759	9.7	11,235	7.3
Total loans	131,842	100.0%	151,800	100.0%
Less: Allowance for loan losses	(2,276)		(3,022)
Net loans	$129,566		$148,778

Contractual Terms to Final Maturities.  The following table shows the scheduled contractual maturities of our loans as of December 31, 2021, before giving effect to the allowance for loan losses. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

(Dollars in thousands)	One- to four- family residential	Commercial real estate	Construction and land	Multi- family residential	Commercial and industrial	Consumer	Total
Amounts due after December 31, 2021 in:
One year or less	$1,338	$2,228	$2,179	$13	$289	$193	$6,240
After one year through two years	701	1,865	107	-	2,666	411	5,750
After two years through three years	540	1,602	69	372	272	560	3,415
After three years through five years	2,326	2,338	507	486	4,495	1,345	11,497
After five years through ten years	13,137	4,620	610	59	368	1,093	19,887
After ten years through 15 years	21,398	4,775	410	2,362	35	590	29,570
After 15 years	47,863	5,684	197	1,297	249	193	55,483
Total	$87,303	$23,112	$4,079	$4,589	$8,374	$4,385	$131,842

The following table shows the dollar amount of our loans at December 31, 2021, due after December 31, 2022, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
Amounts due after December 31, 2022
One- to four-family residential	$20,114	$65,851	$85,965
Commercial real estate	5,902	14,982	20,884
Construction and land	1,056	844	1,900
Multi-family residential	360	4,216	4,576
Commercial and industrial	4,844	3,241	8,085
Consumer	1,649	2,543	4,192
Total	$33,925	$91,677	$125,602

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Single-family residential mortgage loan applications and consumer loan applications are taken at any of the Bank’s branch offices. Applications for other loans typically are taken personally by one of our commercial loan officers. All loan applications are processed and underwritten by our credit department personnel under the supervision of our Chief Credit Officer.

Our underwriting standards do not require that new single-family residential mortgage loans conform to secondary market standards and a significant portion of our single-family residential mortgage loans are considered “non-conforming” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by an independent third-party appraiser approved by our Board of Directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate mortgage loans or construction and land development loans, from other financial institutions in our market area or other markets in Louisiana. At December 31, 2021, we had purchased participation interests in four loans with an aggregate outstanding balance of $2.3 million. Such participations are reviewed for compliance with our underwriting criteria before they are purchased. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of updated financial statements from the borrower. One of our purchased participation interests, with an outstanding balance of $967,000 at December 31, 2021, was a 12.8% participation interest in a $7.8 million commercial real estate loan secured by a hotel property located in Lake Charles, Louisiana. Such hotel was damaged by two hurricanes in 2020, but the loan was performing in accordance with its terms at December 31, 2021.

In addition, the Bank also occasionally sells participation interests in loans it originates. While, we had no sold loan participation interests at December 31, 2021, at December 31, 2020, sold loan participation interests totaled $4.0 million and consisted of a 48.2% participation interest sold in one loan. We generally have sold participation interests in loans when a loan would exceed our loans-to-one borrower limits. Our legal loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus, or $11.9 million at December 31, 2021. At December 31, 2021, our five largest loans to one borrower and related entities amounted to $3.9 million, $2.5 million, $2.3 million, $2.3 million and $1.8 million, respectively, and all of such loans were performing in accordance with their terms.

Loan Originations. The following table shows our total loans originated, purchased, sold and repaid during the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Loan originations:
One- to four-family residential	$4,662	$3,793
Commercial real estate	2,623	1,322
Construction and land	1,472	2,349
Multi-family residential	486	-
Commercial and industrial	6,874	7,331
Consumer	1,862	2,302
Total loan originations	17,979	17,097
Loans purchased	-	1,250
Loans sold	-	-
Loan principal repayments	(37,524)	(33,166)
Total loans sold and principal repayments	(37,524)	(33,166)
Increase (decrease) due to other items, net(1)	(413)	2,966
Net increase (decrease) in total loans	$(19,958)	$(11,853)
(1)	Other items consist of loans in process, deferred fees and the transfer of loans to foreclosed assets.

One- to Four-Family Residential Mortgage Lending.  Historically, our primary lending focus was the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2021, $87.3 million, or 66.2% of our total loan portfolio, consisted of single-family residential mortgage loans. As of December 31, 2021, the average outstanding balance of our one- to four-family residential mortgage loans was $61,000.

Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to our credit department for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. Our underwriting standards do not require that new single-family residential mortgage loans conform to secondary market standards. We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate is fixed for the initial three or five years and then adjusts every three or five years thereafter. At December 31, 2021, approximately 76.6% of our single-family residential mortgage loans maturing after December 31, 2022 were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2.5% at any adjustment date and a 6% cap above or below the initial interest rate over the life of the loan.  On and prior to December 31, 2021, the interest rate on our ARM loans was based on the Semi-Annual Weighted Average Cost of Funds Index of the FHLB for the 11th District. The 11th District Cost of Funds Index (“COFI”) was discontinued after the publication of the index for the period ended December 2021. As a result, we have replaced the 11th District Cost of Funds Index with the Enterprise 11th District COFI Replacement Index, which is administered and published by the Federal Home Loan Mortgage Corporation.

Although adjustable-rate one- to four-family residential real estate loans may reduce our vulnerability to changes in market interest rates because they periodically reprice, as interest rates increase, the required payments due from the borrower also increase (subject to rate caps), increasing the potential for default by the borrower. At the same time, the ability of the borrower to repay the loan and the marketability of the underlying collateral may be adversely affected by higher interest rates. Upward adjustments of the contractual interest rate are also limited by the maximum periodic and lifetime rate adjustments permitted by our loan documents. As a result, the effectiveness of adjustable-rate one- to four-family residential real estate loans in compensating for changes in market interest rates may be limited during periods of rapidly rising interest rates.

We underwrite one- to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 80%. If appropriate, we also require that title insurance, hazard insurance and flood insurance be maintained on all properties securing real estate loans. We require that a licensed appraiser from our list of approved appraisers perform and submit to us an appraisal on properties securing one- to four-family first mortgage loans. Our mortgage loans generally include due-on-sale clauses which provide us with the contractual right to deem the loan immediately due and payable in the event the borrower transfers ownership of the property. Due-on-sale clauses are an important means of adjusting the yields of fixed-rate mortgage loans in portfolio and we generally exercise our rights under these clauses.

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2021, our commercial real estate and multi-family residential loans amounted to an aggregate of $27.7 million, or 21.0% of our total loan portfolio at such date. We plan to increase our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving the Bank’s interest rate risk profile, and provide higher yields than single-family residential mortgage loans.

Our commercial real estate loan portfolio amounted to $23.1 million, or 17.5% of the total loan portfolio, at December 31, 2021. Our commercial real estate loans consist primarily of loans secured by retail and industrial use buildings, hotels, restaurants, strip shopping centers and other properties used for commercial purposes located in our market area. At December 31, 2021, our commercial real estate loan portfolio included seven loans, with an aggregate outstanding balance of $6.2 million, secured by hotel properties. At such date, the average commercial real estate loan size was $212,000. The five largest commercial real estate loans outstanding at December 31, 2021 were $3.1 million, $1.4 million, $1.1 million, $994,000 and $967,000, and all of such loans were performing in accordance with all their terms.

At December 31, 2021, the Bank’s multi-family residential mortgage loans amounted to $4.6 million, or 3.5% of the total loan portfolio. The Bank’s multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with the Bank’s commercial real estate loans, are secured by residential properties with more than four units located in the Bank’s market area. At December 31, 2021, the Bank’s largest multi-family residential mortgage loan was a $2.1 million loan secured by an 86 unit apartment complex located in Opelousas, Louisiana, which is performing in accordance with its terms. At December 31, 2021, we had a total of ten multi-family residential mortgage loans and the average size of the Bank’s multi-family residential mortgage loans was $459,000.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms not exceeding 20 years and loan-to-value ratios of not more than 80%. Interest rates are typically adjustable, based upon designated market indices such as The Wall Street Journal prime rate, or fixed-rate, and fees are charged to the borrower at the origination of the loan. The actual lives of such loans generally are less than their contractual terms to maturity due to prepayments and re-financings. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate, multi-family residential and land loans.

Commercial real estate and multi-family residential lending involve a greater degree of risk than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. We attempt to minimize these risks for loans we originate by soliciting loans from businesses with existing operating performance. We also use conservative debt coverage ratios in our underwriting, and periodically monitor the operation of the business or project and the physical condition of the property. At December 31, 2021, less than 1% of our commercial real estate and multi-family residential loans were delinquent for more than 30 days, or were on non-accrual status. We had an aggregate of $1,000 in charge-offs of commercial real estate and multi-family residential loans during the years ended December 31, 2021 and 2020.

Various aspects of commercial real estate and multi-family residential transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125% in the case of commercial real estate and multi-family residential loans. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

Construction and Land Loans. The Bank also makes construction and land loans. At December 31, 2021, such loans amounted to $4.1 million, or 3.1% of our total loans outstanding. The largest component of our construction and land loans at December 31, 2021, was loans secured by raw land (unimproved and unplatted) and lot loans (land which has been subdivided and platted), which had an aggregate outstanding balance of $2.1 million at such date. We had 75 of such land and lot loans at December 31, 2021, with an average outstanding balance of approximately $28,000. Such loans are generally secured by properties in our market area and have maximum terms to maturity of ten years in the case of raw land or eight years in the case of lot loans. Our policy generally is that such loans have maximum loan-to-value ratios of 65% in the case of raw land or 70% in the case of lot loans, with certain limited exceptions.

Our construction and land loans at December 31, 2021, included a $367,000, 36.4% participation interest in a $2.6 million acquisition, development and construction loan secured by property in a 143 acre mixed-use, master-planned development located in Scott, Louisiana, a suburb of Lafayette. Such loan has a remaining term to maturity of less than one year and has performed in accordance with its terms.

Our construction and land loans also included eight single-family residential construction loans with an aggregate outstanding balance of $1.4 million at December 31, 2021. Of our eight single-family residential construction loans at December 31, 2021, five, with an outstanding loan balance of $1.2 million at such date, consisted of construction loans to individuals for the construction and permanent financing (“construction/permanent loans”) of their homes. The Bank’s construction/permanent loans are structured to provide one closing for both the construction loan and the permanent financing. During the construction phase, employees of the Bank make periodic inspections of the construction site and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction/permanent loans require payment of interest only during the construction phase and are structured to be converted to fixed- or adjustable-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal. Our construction/permanent loans have a maximum loan-to-value ratio of 80% during the construction phase. The Bank’s staff also reviews and inspects each project prior to every disbursement of funds during the term of the construction loan. Loan proceeds are disbursed based on a percentage of completion. All of such loans had terms to maturity of 12 or 13 months and all were performing in accordance with their terms.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value less than the loan amount. The Bank has attempted to minimize these risks by generally concentrating on residential construction loans in its market area to contractors with whom it has established relationships.

Commercial and Industrial Loans.  Our commercial and industrial loans amounted to $8.4 million, or 6.4% of the total loan portfolio at December 31, 2021. Our commercial and industrial loans typically are to small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. Commercial and industrial loans may have adjustable or fixed rates of interest and generally have terms of five years or less but may go up to seven years. Our commercial and industrial loans include unsecured loans and loans secured by equipment, machinery or other corporate assets. Our maximum loan to value ratio for commercial and industrial loans generally is 80% and we typically require a debt service coverage ratio of 125% on such loans. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial industrial loans. At December 31, 2021, approximately $3.7 million of our commercial and industrial loans were unsecured. This amount included 58 Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”) loans with an aggregate outstanding balance of $2.8 million at such date.

We are seeking to increase our commercial loan portfolio. In particular, we are targeting loans from small to mid-sized businesses and business professionals located in our markets. Commercial and industrial loans generally are deemed to involve a greater degree of risk than single-family residential mortgage loans. Repayment of our commercial and industrial loans is often dependent on the cash flows of the borrower, which may be unpredictable, and the collateral securing these loans may fluctuate in value. Credit support provided by the borrower for most of these loans and the probability of repayment is based on the liquidation of the pledged collateral and enforcement of a personal guarantee, if any exists. As a result, in the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers. The collateral securing other loans, such as inventory or equipment, may depreciate over time, may be difficult to appraise and may fluctuate in value based on the success of the business.

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $4.4 million, or 3.3% of our total loan portfolio at December 31, 2021. Our consumer loans are comprised primarily of loans secured by deposits at the Bank, which amounted to $2.6 million at December 31, 2021. In addition, our consumer loans include automobile loans, boat loans, recreational vehicle loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2021 and 2020, we charged off $27,000 and $40,000, respectively, of consumer loans.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies. Our loan policy is reviewed at least annually by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of the Bank have the authority within specifically identified limits to approve new loans. The maximum loan amount that may be approved by an individual officer is $300,000. Loans up to $400,000 may be approved by the President and an additional designated officer. Our Board-level Loan Committee has authority to approve loans up to $500,000. All other loans must be approved by the Board of Directors.

Asset Quality

General. One of our key objectives has been, and continues to be, maintaining a high level of asset quality. In addition to maintaining credit standards for new originations which we believe are sound, we are proactive in our loan monitoring, collection and workout processes in dealing with delinquent or problem loans.

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 30 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Loans which are designated as "special mention," classified or which are delinquent 90 days or more are reported to the Board of Directors.

We stop accruing interest on loans (“non-accrual” loans) when the loan is determined by management to be uncollectable due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, or the depreciation of underlying collateral. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

Property acquired by the Bank through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the diminution in value. The Bank’s policy is to obtain an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure. We obtain re-appraisals on a periodic basis, generally on at least an annual basis, on foreclosed properties. We also conduct inspections on foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on available information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of smaller balance, homogeneous loans are collectively evaluated for impairment. Loans collectively evaluated for impairment include smaller balance commercial real estate loans, residential real estate loans and consumer loans. These loans are evaluated as a group because they have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment at least quarterly by management. At December 31, 2021 and 2020, loans identified as impaired and individually evaluated for estimated losses amounted to $2.3 million and $4.0 million, respectively.

Federal regulations and our policies require that we utilize an internal asset classification system as a means of reporting problem and potential problem assets. We have incorporated an internal asset classification system, consistent with Federal banking regulations, as a part of our credit monitoring system. We currently classify problem and potential problem assets as “special mention,” “substandard,” “doubtful” or “loss” assets. An asset is considered “substandard” if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. “Substandard” assets include those characterized by the “distinct possibility” that the insured institution will sustain “some loss” if the deficiencies are not corrected. Assets classified as “doubtful” have all of the weaknesses inherent in those classified “substandard” with the added characteristic that the weaknesses present make “collection or liquidation in full,” on the basis of currently existing facts, conditions, and values, “highly questionable and improbable.” Assets classified as “loss” are those considered “uncollectible” and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but possess weaknesses are required to be designated “special mention.”

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” it is required that a general valuation allowance for loan losses be established for loan losses in accordance with established methodology. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” it is required to charge off such amount.

Our allowance for loan losses includes a portion which is allocated by type of loan, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components cover non-impaired loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions. Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

We review and classify loans at least quarterly and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2021 and 2020, we had no loans classified as “doubtful” or “loss” and $3.6 million and $6.1 million, respectively, of loans classified as “substandard.” In addition, there were $3.7 million, and $4.2 million of loans designated as “special mention” as of December 31, 2021 and 2020, respectively.

A bank or savings institution’s determination as to the classification of its assets and the amount of its valuation allowances is subject to review by Federal bank regulators. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed. The Federal banking agencies have adopted an interagency policy statement on the allowance for loan and lease losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Management believes, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of allowances for loan losses may become necessary.

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2021 and 2020, our loans which were classified as troubled debt restructurings (“TDRs”) and were on accrual status and not more than 90 days past due (“performing TDRs”) amounted to $1.9 million and $3.3 million, respectively. Certain COVID-19 related loans which have been modified are not deemed to be TDRs pursuant to provisions of the CARES Act. See “CARES Act” below.

Delinquent Loans. The following table shows the delinquencies in our loan portfolio as of the dates indicated.

	December 31, 2021				December 31, 2020
	30-89 Days Past Due		90 or More Days Past Due		30-89 Days Past Due		90 or More Days Past Due
(Dollars in thousands)	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance	Number of Loans	Balance
One- to four-family residential	46	$2,247	10	$280	39	$1,883	9	$489
Commercial real estate	2	133	-	-	3	192	-	-
Construction and land	4	62	2	31	4	196	-	-
Multi-family residential	-	-	-	-	-	-	-	-
Commercial and industrial	-	-	1	17	1	95	-	-
Consumer	12	32	7	14	8	38	2	13
Total delinquent loans	64	$2,474	20	$342	55	$2,404	11	$502
Delinquent loans to total loans		1.88%		0.26%		1.58%		0.33%

The following table sets forth the amounts of our classified loans at the dates indicated.

	At December 31,
(Dollars in thousands)	2021	2020
Substandard loans	$3,573	$6,115
Doubtful loans	-	-
Loss loans	-	-
Total classified loans	$3,573	$6,115

In addition to classified loans, our foreclosed assets, which amounted to $340,000 and $415,000, respectively, at December 31, 2021 and 2020, were classified substandard at such dates.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated, and our performing TDRs.

	At December 31,
(Dollars in thousands)	2021	2020
Non-accruing loans
One- to four-family residential	$791	$786
Commercial real estate	-	-
Construction and land	68	41
Multi-family residential	-	-
Commercial and industrial	18	3
Consumer	13	-
Total non-accruing loans	890	830
Accruing loans 90 days or more past due
One- to four-family residential	-	367
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	1	13
Total accruing loans 90 days or more past due	1	380
Total non-performing loans	891	1,210
Foreclosed assets	340	415
Total non-performing assets	1,231	1,625
Performing troubled debt restructurings	1,873	3,264
Total non-performing assets and performing TDRs	$3,104	$4,889
Total loans	$131,842	$151,800
Total assets	$285,349	$224,688
Total non-accruing loans as a percentage of total loans	0.68%	0.55%
Total non-performing loans as a percentage of total loans	0.68%	0.80%
Total non-performing loans as a percentage of total assets	0.31%	0.54%
Total non-performing assets as a percentage of total assets	0.43%	0.72%

Allowance for Loan Losses. The following table shows changes in our allowance for loan losses during the periods presented.

	At or for the Year
	Ended December 31,
(Dollars in thousands)	2021	2020
Total loans at end of period	$131,842	$151,800
Total non-accrual loans at end of period	890	830
Total non-performing loans at end of period	891	1,210

Average loans
One- to four-family residential	92,098	107,295
Commercial real estate	28,635	30,012
Construction and land	4,580	7,881
Multi-family residential	4,602	5,235
Commercial and industrial	7,135	5,784
Consumer	4,542	5,001
Total average loans	$141,592	$161,208

Allowance for loan losses, beginning of period	$3,022	$2,071
Provision for (reversal of) loan losses	(660)	985
Net loan charge-offs:
One- to four-family residential	(69)	(17)
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	(17)	(17)
Total net charge-offs	(86)	(34)
Allowance for loan losses, end of period	$2,276	$3,022

Allowance for loan losses as a percent of non-performing loans	255.44%	249.75%
Allowance for loan losses as a percent of total loans	1.73%	1.99%
Allowance for loan losses as a percent of total non-accrual loans	255.73%	364.10%

Ratio of net charge-offs to average loans during the period
One- to four-family residential	(0.07)%	(0.02)%
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	(0.37)	(0.34)
Total average loans	(0.06)%	(0.02)%

CARES Act.   Under the CARES Act, loans less than 30 days past due as of December 31, 2019 will be considered current for COVID-19 modifications. Similarly, the Financial Accounting Standards Board has confirmed that short-term modifications made on a good-faith basis in response to COVID-19 to loan customers who were current prior to any relief will not be considered troubled debt restructurings.

The Bank administers loan payment modification requests on a case-by-case basis. Through December 31, 2021, we granted COVID-19 related modifications to 204 loans with principal balances totaling $28.2 million. A majority of deferrals were three-month deferrals of principal payments and a three-month extension of the maturity date. At December 31, 2021, we had no loans under payment deferral arrangements due to COVID-19.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. Such risk ratings are periodically reviewed by management and revised as deemed appropriate. During the year ended December 31, 2021, we recorded a reversal to the allowance for loan losses of $660,000. Our total non-performing loans decreased by $319,000 from December 31, 2020 to December 31, 2021. The ratio of our allowance for loan losses as a percentage of total loans was 1.73% at December 31, 2021, compared to 1.99% at December 31, 2020. During 2020, our provision for loan losses amounted to $985,000. In our evaluation of the allowance for loan losses in 2020, particular consideration was given to the continuing economic impact of the COVID-19 pandemic, as well as the increases of $872,000 and $529,000, respectively, in the amounts of our impaired loans and substandard loans at December 31, 2020 compared to December 31, 2019. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed.

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2021			2020
(Dollars in thousands)	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
One-to four-family residential	$1,573	69.1%	66.2%	$1,910	63.2%	65.8%
Commercial real estate	370	16.3	17.5	744	24.6	20.0
Construction and land	55	2.4	3.1	82	2.7	3.7
Multi-family residential	73	3.2	3.5	68	2.3	3.2
Commercial and industrial	137	6.0	6.4	101	3.3	4.4
Consumer	68	3.0	3.3	78	2.6	2.9
Unallocated	-	-	N/A	39	1.3	N/A
Total	$2,276	100.0%	100.0%	$3,022	100%	100.0%

Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, and federal funds. Our investment strategy is established by the Board of Directors.

	December 31,
	2021		2020
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$74,663	$15,968	$16,140
U.S. Government and agency obligations	9,347	9,237	2,000	1,961
Municipal obligations	4,482	4,439	2,628	2,629
Total securities available-for-sale	89,203	88,339	20,596	20,730

Securities held-to-maturity
U.S. Government and agency obligations	13,019	12,667	17,034	17,006
Municipal obligations	479	485	489	499
Total securities held to maturity	13,498	13,152	17,523	17,505
Total investment securities	$102,701	$101,491	$38,119	$38,235

The investment policy is designed primarily to manage the interest rate sensitivity of the assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement the lending activities and to provide and maintain liquidity. The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the FHLB of Dallas (federal agency securities). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

At December 31, 2021, our investment securities portfolio totaled $101.8 million, or 35.7% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2021, was pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $74.7 million, followed by our investment in U.S. government and federal agency obligations, which amounted to $22.3 million at such date. Our investment in tax-exempt municipal obligations at December 31, 2021, was $3.4 million.

Ginnie Mae is a government agency within the Department of Housing and Urban Development which is intended to help finance government-assisted housing programs. Ginnie Mae securities are backed by loans insured by the Federal Housing Administration or guaranteed by the Department of Veterans Affairs. The timely payment of principal and interest on Ginnie Mae securities is guaranteed by Ginnie Mae and backed by the full faith and credit of the U.S. Government. Freddie Mac is a private corporation chartered by the U.S. Government. Freddie Mac issues participation certificates backed principally by conventional mortgage loans. Freddie Mac guarantees the timely payment of interest and the ultimate return of principal on participation certificates. Fannie Mae is a private corporation chartered by the U.S. Congress with a mandate to establish a secondary market for mortgage loans. Fannie Mae guarantees the timely payment of principal and interest on Fannie Mae securities. Freddie Mac and Fannie Mae securities are not backed by the full faith and credit of the U.S. Government.

Investments in mortgage-backed securities involve the risk that actual prepayments will be greater than estimated prepayments over the life of the security, which may require adjustments to the amortization of any premium or accretion of any discount relating to such instruments thereby changing the net yield on such securities. There is also reinvestment risk associated with the cash flows from such securities or in the event such securities are redeemed by the issuer. In addition, the market value of such securities may be adversely affected by changes in interest rates.

Investment securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2021, we had $88.3 million of investment securities classified as available for sale, $13.5 million of investment securities classified as held to maturity and no securities classified as trading securities. At December 31, 2021, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2021.

	Amounts at December 31, 2021, Which Mature In
		After One	After Five
	One Year	through	through 10	Over 10
(Dollars in thousands)	or Less	Five Years	Years	Years	Total
Total investment securities
Mortgage-backed securities	$-	$-	$9,887	$64,776	$74,663
U.S. Government and agency obligations	-	7,324	10,913	4,019	22,256
Municipal obligations	-	1,072	1,283	2,563	4,918
Total	$-	$8,396	$22,083	$71,358	$101,837

Weighted average yield
Mortgage-backed securities	-%	-%	1.33%	1.34%	1.34%
U.S. Government and agency obligations	-	1.04	1.21	2.03	1.30
Municipal obligations	-	0.83	1.22	1.35	1.21
Total weighted average yield	-%	1.01%	1.27%	1.38%	1.33%

The following table sets forth the amount of investment securities which mature during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2020.

	Amounts at December 31, 2020, Which Mature In
		After One	After Five
	One Year	through	through 10	Over 10
(Dollars in thousands)	or Less	Five Years	Years	Years	Total
Total investment securities
Mortgage-backed securities	$-	$1	$1,394	$14,745	$16,140
U.S. Government and agency obligations	-	-	12,962	6,033	18,995
Municipal obligations	-	-	489	2,629	3,118
Total	$-	$1	$14,845	$23,407	$38,253

Weighted average yield
Mortgage-backed securities	-%	2.85%	2.45%	2.81%	2.78%
U.S. Government and agency obligations	-	-	1.33	2.23	1.62
Municipal obligations	-	-	3.18	2.83	2.89
Total weighted average yield	-%	2.85%	1.49%	2.66%	2.19%

The following table sets forth the composition of our investment securities portfolio at each of the dates indicated.

	December 31,
(Dollars in thousands)	2021	2020

Fixed-rate
Available-for-sale	$88,281	$20,649
Held-to-maturity	13,498	17,523
Total fixed-rate	101,779	38,172

Adjustable-rate
Available-for-sale	58	81
Held-to-maturity	-	-
Total adjustable-rate	58	81
Total investment securities	$101,837	$38,253

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and FHLB advances are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The Bank uses traditional means of advertising its deposit products, including broadcast and print media and we generally do not solicit deposits from outside our market area. In addition, we solicit deposits from local government municipalities. At December 31, 2021, our municipal deposits totaled $20.9 million.

The following table shows the average balance of each type of interest-bearing deposit and the average rate paid on each type of deposit for the periods indicated.

	Year Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing checking	$35,998	$44	0.12%	$30,527	$78	0.25%
Money market	17,860	36	0.20	14,739	54	0.36
Savings accounts	24,295	28	0.12	20,545	59	0.29
Certificates of deposit	68,815	415	0.60	66,525	729	1.10
Total interest-bearing deposits	$146,968	$523	0.36	$132,336	$920	0.70

The following table shows the distribution of, and certain other information relating to, our deposits by type of deposit, as of the dates indicated.

	December 31,
	2021		2020
(Dollars in thousands)	Amount	%	Amount	%
Certificate accounts
0.00% - 0.99%	$60,583	34.3%	$46,672	28.3%
1.00% - 1.99%	5,980	3.4	21,502	13.1
2.00% - 2.99%	-	-	1,167	0.7
3.00% or more	-	-	-	-
Total certificate accounts	66,563	37.7	69,341	42.1

Transaction accounts
Checking:
Interest-bearing	34,357	19.4	30,890	18.8
Non-interest-bearing	30,299	17.1	26,169	15.9
Money market	18,878	10.7	15,989	9.7
Savings	26,698	15.1	22,209	13.5
Total transaction accounts	110,232	62.3	95,257	57.9
Total deposits	$176,795	100.0%	$164,598	100.0%

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2021.

	Balance at December 31, 2021
	Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2022	2023	2024	Thereafter	Total
Certificates of Deposit
0.00% - 0.99%	$46,936	$12,101	$469	$1,077	$60,583
1.00% - 1.99%	3,115	875	1,990	-	5,980
2.00% - 2.99%	-	-	-	-	-
3.00% or more	-	-	-	-	-
Total certificate accounts	$50,051	$12,976	$2,459	$1,077	$66,563

The following table presents, by various interest rate categories and maturities, the amount of certificates of deposit at December 31, 2020.

	Balance at December 31, 2020
	Maturing in the 12 Months Ending December 31,
(Dollars in thousands)	2021	2022	2023	Thereafter	Total
Certificates of Deposit
0.00% - 0.99%	$37,722	$8,443	$309	$198	$46,672
1.00% - 1.99%	15,348	3,196	901	2,057	21,502
2.00% - 2.99%	162	1,005	-	-	1,167
3.00% or more	-	-	-	-	-
Total certificate accounts	$53,232	$12,644	$1,210	$2,255	$69,341

The following table shows the maturities of our certificates of deposit with balances of $100,000 or more at December 31, 2021 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Maturing during the quarter ending:
March 31, 2022	$9,878	0.46%
June 30, 2022	10,117	0.33
September 30, 2022	8,309	0.42
December 31, 2022	5,415	0.44
After December 31, 2022	10,613	0.53
Total certificates of deposit with balances of $100,000 or more	$44,332	0.44%

The following table shows the maturities of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2021 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Maturing during the quarter ending:
March 31, 2022	$2,104	0.48%
June 30, 2022	4,804	0.34
September 30, 2022	4,384	0.41
December 31, 2022	802	0.38
After December 31, 2022	2,376	0.73
Total certificates of deposit with balances in excess of $250,000	$14,470	0.45%

The amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit) was $48.9 million and $29.6 million, respectively, at December 31, 2021 and 2020.

Borrowings. We utilize advances from the FHLB as an alternative to retail deposits to fund operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2021	2020
FHLB advances and other borrowings
Average balance outstanding	$8,927	$24,382
Maximum amount outstanding at any month-end during the period	9,018	25,000
Balance outstanding at end of period	9,018	8,838
Average interest rate during the period	3.05%	3.22%
Weighted average interest rate at end of period(1)	0.93%	0.93%
(1)	Reflects the weighted average contractual rate of FHLB advances and other borrowings.

At December 31, 2021, none of our borrowings were short-term (maturities of one year or less).

During the fourth quarter of 2020, we repaid $25.0 million of outstanding FHLB advances ($10.0 million of which was treated as a debt modification under GAAP), which had a weighted average cost of 3.18% and remaining terms to maturity of three to five years. We obtained $10.0 million (contractual amount) in new advances from the FHLB with a weighted average contractual rate of 0.93%, an estimated weighted average effective rate of 2.73% for the year ending December 31, 2021 and maturities ranging from five to eight years. We recognized $1.5 million in FHLB prepayment penalties as non-interest expense in the year ended December 31, 2020. The new advances are accounted for as a debt modification and had a carrying value of $8.8 million at December 31, 2020, with $1.2 million to be recognized as an adjustment to interest expense over the remaining terms of the advances. At December 31, 2021, the carrying value of our FHLB advances was $9.0 million. The $180,000 increase in the carrying value of FHLB advances at December 31, 2021 compared to December 31, 2020 reflects the amortization of prepayment penalties during the year.

Subsidiaries

St. Landry Homestead Federal Savings Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

Employees and Human Capital Resources

At December 31, 2021, we had 56 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

We believe that our ability to attract and retain top quality employees will be a key to the Company’s future success. During the year ended December 31, 2020, we hired a new President and Chief Executive Officer. Since then, we have made several additional new hires, including but not limited to: a Chief Credit Officer, a Director of Operations, an Acadiana Market President, a Chief Financial Officer and three commercial bankers. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

SUPERVISION AND REGULATION

General

As a federal savings association, St. Landry Homestead is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”), and is also subject to examination by the FDIC as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which St. Landry Homestead may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of shareholders. St. Landry Homestead also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as St. Landry Homestead or its holding company, Catalyst Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

In addition, we must comply with significant anti-money laundering and anti-terrorism laws and regulations, Community Reinvestment Act laws and regulations, and fair lending laws and regulations. Government agencies have the authority to impose monetary penalties and other sanctions on institutions that fail to comply with these laws and regulations, which could significantly affect our business activities, including our ability to acquire other financial institutions or expand our branch network.

As a bank holding company, Catalyst Bancorp is required to comply with the rules and regulations of the Federal Reserve Board (the “FRB”). It is required to file certain reports with the FRB and is subject to examination by and the enforcement authority of the FRB. Catalyst Bancorp also is subject to the rules and regulations of the Securities and Exchange Commission under the federal securities laws.

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the FRB, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Catalyst Bancorp and St. Landry Homestead.

Set forth below is a brief description of material regulatory requirements that are applicable to St. Landry Homestead and Catalyst Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on St. Landry Homestead and Catalyst Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings association may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits. Federal savings associations are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments. However, these limitations do not apply to St. Landry Homestead, as described below.

Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. St. Landry Homestead exercised the covered savings association election effective October 16, 2019.

A federal savings association that has exercised the “covered savings association” election generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank. A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers.

A covered savings association may make loans to its customers without regard to the lending restrictions applicable to federal savings associations, such as the percentage of capital or assets limits on various types of loans and the QTL Test. However, federal savings associations that have made such an election are subject to the narrower authority of national banks in certain areas such as branching and subsidiary activities in certain respects. A covered savings association may generally not retain any assets, subsidiaries or activities not permitted for national banks.

Applicable regulations authorize a federal association that has exercised the covered savings association election to terminate the election and thereby again operate as a federal savings association that has not made a covered savings association election. St. Landry Homestead has no current plans to terminate its election.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

At December 31, 2021, St. Landry Homestead’s capital exceeded all applicable requirements.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity Tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements.

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. St. Landry Homestead has not elected to utilize the community bank leverage ratio.

CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, have taken a series of actions to provide national emergency economic relief measures including, among others, the following:

●	The CARES Act allows banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes, until the earlier of 60 days after the termination date of the national emergency or December 31, 2020. The suspension of GAAP is applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. St. Landry Homestead is applying this guidance to qualifying COVID-19 Modifications.
●	The CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. The loans are provided through participating financial institutions, such as St. Landry Homestead, that process loan applications and service the loans and are eligible for SBA repayment and loan forgiveness if the borrower meets the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The PPP was extended through June 30, 2021 for applications submitted by May 31, 2021. As a result, as a participating lender, St. Landry Homestead began originating PPP loans again in

January 2021 and will continue to monitor legislative, regulatory, and supervisory developments related to the PPP.

As the on-going COVID-19 pandemic evolves, federal regulatory authorities continue to issue additional guidance with respect to the implementation, lifecycle, and eligibility requirements for the various CARES Act programs as well as industry-specific recovery procedures for COVID-19. In addition, it is possible that Congress will enact supplementary COVID-19 response legislation. We continue to assess the impact of the CARES Act and other statutes, regulations and supervisory guidance related to the COVID-19 pandemic. For additional information regarding actions taken by regulatory agencies to provide relief to consumers who have been adversely impacted by the COVID-19 pandemic, see the discussion below under “Risk Factors—Risks Related to our Business-Risks Related to the COVID-19 Pandemic and the Associated Economic Slowdown.”

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2021, St. Landry Homestead was in compliance with the loans-to-one borrower limitations.

Capital Distributions. Federal regulations govern capital distributions by a federal savings association, which include cash dividends, stock repurchases and other transactions charged to the savings association’s capital account. A federal savings association must file an application with the OCC for approval of a capital distribution if:

●	the total capital distributions for the applicable calendar year exceed the sum of the savings association’s net income for that year to date plus the savings association’s retained net income for the preceding two years;
●	the savings association would not be at least adequately capitalized following the distribution;
●	the distribution would violate any applicable statute, regulation, agreement or regulatory condition; or
●	the savings association is not eligible for expedited treatment of its filings, generally due to an unsatisfactory CAMELS rating or being subject to a cease and desist order or formal written agreement that requires action to improve the institution’s financial condition.

An application related to a capital distribution may be disapproved if:

●	the federal savings association would be undercapitalized following the distribution;
●	the proposed capital distribution raises safety and soundness concerns; or
●	the capital distribution would violate a prohibition contained in any statute, regulation or agreement.

In addition, the Federal Deposit Insurance Act generally provides that an insured depository institution may not make any capital distribution if, after making such distribution, the institution would fail to meet any applicable regulatory capital requirement. A federal savings association also may not make a capital distribution that would reduce its regulatory capital below the amount required for the liquidation account established in connection with its conversion to stock form.

Community Reinvestment Act and Fair Lending Laws. All insured depository institutions have a responsibility under the Community Reinvestment Act (“CRA”) and related regulations to help meet the credit needs of their communities, including low- and moderate-income borrowers. The OCC is required to assess the federal savings association’s record of compliance with the Community Reinvestment Act. A savings association’s failure to comply with the provisions of the Community Reinvestment Act could, at a minimum, result in denial of certain corporate applications such as branches or mergers, or in restrictions on its activities. In addition, the Equal Credit Opportunity Act and the Fair Housing Act prohibit lenders from discriminating in their lending practices. The failure to comply with the Equal Credit Opportunity Act and the Fair Housing Act could result in enforcement actions by the OCC, as well as other federal regulatory agencies and the Department of Justice.

On December 14, 2021, the OCC issued a final rule to rescind its June 2020 CRA rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The final rule aligns the OCC’s CRA rule with the rules of the Federal Reserve and FDIC and thereby, according to the OCC, facilitates the ongoing interagency work to modernize the CRA framework and create consistency for all insured depository institutions. The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. St. Landry Homestead received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as St. Landry Homestead. Catalyst Bancorp is an affiliate of St. Landry Homestead because of its control of St. Landry Homestead. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

St. Landry Homestead’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of St. Landry Homestead’s capital.

In addition, extensions of credit in excess of certain limits must be approved by St. Landry Homestead Federal Savings Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions, and range up to $25,000 per day, unless a finding of reckless disregard is made, in which case penalties may be as high as $1 million per day. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

Standards for Safety and Soundness. Federal law requires each federal banking agency to prescribe certain standards for all insured depository institutions. These standards relate to, among other things, internal controls, information systems and audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth, compensation and other operational and managerial standards as the agency deems appropriate. Interagency guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the appropriate federal banking agency may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease and desist order or the imposition of civil money penalties.

Branching. A federal savings association that has elected covered savings association status is subject to the laws and regulations governing the establishment of branches by national banks. Generally, intrastate and interstate branching is authorized to the extent that the law of the state involved authorizes branching for banks that it charters. Such authority is subject to OCC approval for new branches.

Prompt Corrective Action. Federal law requires, among other things, that federal bank regulators take “prompt corrective action” with respect to institutions that do not meet minimum capital requirements. For this purpose, the law establishes five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. Under applicable regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

At each successive lower capital category, an insured depository institution is subject to more restrictions and prohibitions, including restrictions on growth, restrictions on interest rates paid on deposits, restrictions or prohibitions on the payment of dividends, and restrictions on the acceptance of brokered deposits. Furthermore, if an insured depository institution is classified in one of the undercapitalized categories, it is required to submit a capital restoration plan to the appropriate federal banking agency, and the holding company must guarantee the performance of that plan. Based upon its capital levels, a bank that is classified as well-capitalized, adequately capitalized, or undercapitalized may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for hearing, determines that an unsafe or unsound condition, or an unsafe or unsound practice, warrants such treatment. An undercapitalized bank’s compliance with a capital restoration plan is required to be guaranteed by any company that controls the undercapitalized institution in an amount equal to the lesser of 5.0% of the institution’s total assets when deemed undercapitalized or the amount necessary to achieve the status of adequately capitalized. If an “undercapitalized” bank fails to submit an acceptable plan, it is treated as if it is “significantly undercapitalized.” “Significantly undercapitalized” banks must comply with one or more of a number of additional restrictions, including a regulatory order to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets, ceasing receipt of deposits from correspondent banks, dismissal of directors or officers, and restrictions on interest rates paid on deposits, compensation of executive officers and capital distributions by the parent holding company. “Critically undercapitalized” institutions are subject to additional measures including, subject to a narrow exception, the appointment of a receiver or conservator within 270 days after it obtains such status.

The previously referenced final rule establishing an elective “community bank leverage ratio” regulatory capital framework provides that a qualifying institution whose capital exceeds the community bank leverage ratio and opts to use that framework will be considered “well-capitalized” for purposes of prompt corrective action.

At December 31, 2021, St. Landry Homestead met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund of the FDIC insures deposits at FDIC-insured financial institutions such as St. Landry Homestead, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Any significant increases would have an adverse effect on the operating expenses and results of operations of St. Landry Homestead. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that St. Landry Homestead disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, St. Landry Homestead is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. St. Landry Homestead currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. St. Landry Homestead is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations

Interest and other charges collected or contracted for by St. Landry Homestead are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;
●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies; and
●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of St. Landry Homestead also are subject to, among others, the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;
●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and
●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Federal Home Loan Bank System

St. Landry Homestead is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. St. Landry Homestead is required to own stock in the Federal Home Loan Bank of Dallas in specified amounts. St. Landry Homestead was in compliance with this requirement at December 31, 2021 based on its ownership of $1.4 million in capital stock of the Federal Home Loan Bank of Dallas. The stock has no quoted market value and is carried at cost. St. Landry Homestead reviews for impairment, based on the ultimate recoverability, the cost basis of the Federal Home Loan Bank of Dallas stock. At December 31, 2021, no impairment had been recognized.

Holding Company Regulation

Catalyst Bancorp is a bank holding company subject to regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended. The FRB has enforcement authority over Catalyst Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to St. Landry Homestead.

The FRB has promulgated regulations implementing the “source of strength” doctrine that require bank holding companies to act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Catalyst Bancorp is required to obtain the prior approval of the Federal Reserve Board to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior Federal Reserve Board approval is required for Catalyst Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. The FRB has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or bank holding company. In addition to the approval of the Federal Reserve Board, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the Federal Reserve Board to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the Federal Reserve Board has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Catalyst Bancorp is subject to the Federal Reserve Board’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those required of banks and savings associations. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the Federal Reserve Board has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the Federal Reserve Board has increased the threshold for the exception to $3.0 billion. As a result, Catalyst Bancorp is not be subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

A bank holding company is generally required to give the Federal Reserve Board prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve Board may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, Federal Reserve Board order or directive, or any condition imposed by, or written agreement with, the Federal Reserve Board. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

The FRB has issued supervisory policies regarding the payment of dividends and the repurchase of shares of common stock by bank holding companies. In general, the policy provides that dividends should be paid only out of current earnings and only if the prospective rate of earnings retention by the holding company appears consistent with the organization’s capital needs, asset quality and overall financial condition. Regulatory guidance provides for prior regulatory consultation with respect to capital distributions in certain circumstances such as where the company’s net income for the past four quarters, net of capital distributions previously paid over that period, is insufficient to fully fund the dividend or the company’s overall rate of earnings retention is inconsistent with the company’s capital needs and overall financial condition. The ability of a holding company to pay dividends may be restricted if a subsidiary bank becomes undercapitalized. The policy statement also states that a holding company should inform the FRB supervisory staff before redeeming or repurchasing common stock or perpetual preferred stock if the holding company is experiencing financial weaknesses or if the repurchase or redemption would result in a net reduction, at the end of a quarter, in the amount of such equity instruments outstanding compared with the beginning of the quarter in which the redemption or repurchase occurred. These regulatory policies may affect the ability of Catalyst Bancorp to pay dividends, repurchase shares of common stock or otherwise engage in capital distributions.

Change in Control Regulations

Under the Change in Bank Control Act, no person may acquire “control” of a bank holding company, such as Catalyst Bancorp, unless the FRB has been given 60 days’ prior written notice and has not issued a notice disapproving the proposed acquisition, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the competitive effects of the acquisition. Control, as defined under federal law, means ownership, control of or holding irrevocable proxies representing more than 25% of any class of voting stock, control in any manner of the election of a majority of the institution’s directors, or a determination by the regulator that the acquirer has the power, directly or indirectly, to exercise a controlling influence over the management or policies of the institution. There is a presumption of control upon the acquisition of 10% or more of a class of voting stock if the holding company involved has its shares registered under the Securities Exchange Act of 1934, or, if the holding company involved does not have its shares registered under the Securities Exchange Act of 1934, if no other persons will own, control or hold the power to vote a greater percentage of that class of voting security after the acquisition.

Federal Securities Laws

Catalyst Bancorp common stock is registered with the Securities and Exchange. Catalyst Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 is intended to improve corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

Emerging Growth Company Status

Catalyst Bancorp is an emerging growth company. For as long as Catalyst Bancorp continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As an emerging growth company, Catalyst Bancorp also is not subject to Section 404(b) of the Sarbanes-Oxley Act of 2002, which would require that our independent auditors review and attest as to the effectiveness of our internal control over financial reporting. We have elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Such an election is irrevocable during the period a company is an emerging growth company. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

Catalyst Bancorp will cease to be an emerging growth company upon the earliest of: (i) the end of the fiscal year following the fifth anniversary of the completion of the Conversion and offering; (ii) the first fiscal year after our annual gross revenues are $1.07 billion (adjusted for inflation) or more; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt securities; or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million at the end of the second quarter of that fiscal year. Accordingly, our financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

TAXATION

Federal Taxation

General.  Catalyst Bancorp and St. Landry Homestead are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Our tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Catalyst Bancorp reports income and expenses on the accrual method of accounting.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, St. Landry Homestead was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

Taxable Distributions and Recapture.  Prior to the Small Business Job Protection Act of 1996, bad debt reserves created prior to January 1, 1988 were subject to recapture into taxable income if the Bank failed to meet certain thrift asset and definitional tests. New federal legislation eliminated these savings association related recapture rules. However, under current law, pre-1988 reserves remain subject to recapture should the Bank make certain non-dividend distributions or cease to maintain a bank charter.

At December 31, 2021, the total federal pre-1988 reserve was approximately $1.9 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

State and Local Taxation

Catalyst Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income and Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. The Corporation Income Tax applies at graduated rates from 4% upon the first $25,000 of Louisiana taxable income to 8% on all Louisiana taxable income in excess of $200,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. The Corporation Franchise Tax rate is equivalent to $1.50 for each $1,000 up to $300,000 of capital employed in Louisiana, and $3 for each $1,000 in excess of $300,000 of capital employed in Louisiana. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable shareholders’ equity, minus
(c)	50% of our real and personal property assessment.

Various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office and five full-service banking offices. The aggregate net book value of the land, building and leasehold improvements with respect to our offices at December 31, 2021 was $5.8 million. We owned all of such offices at December 31, 2021; none were leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than routine and customary repair and maintenance needs.

Item 3. Legal Proceedings

Catalyst Bancorp and St. Landry Homestead are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Catalyst Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “CLST.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock Conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Capital Market on October 13, 2021. As of the close of business on December 31, 2021 and as of the close of business on the date of filing this Annual Report on Form 10-K, there were 5,290,000 shares of common stock outstanding, held by approximately 303 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Capital Market. To date, no dividends have been declared by the Company on its common stock.

For The Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2021	$14.09	$13.31	$-

(b)	Not applicable.
(c)	Not applicable.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of Catalyst Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, St. Landry Homestead Federal Savings Bank (the “Bank”). The information in this section has been derived from the audited financial statements, which appear in Item 8 of this Annual Report on Form 10-K. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes included herein in “Item 8. Financial Statements and Supplementary Data” and the description of our business included herein in “Item 1. Business”.

Overview

Catalyst Bancorp , Inc. was incorporated by St. Landry Homestead Federal Savings Bank in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp Inc.

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in the Acadiana region of south-central Louisiana. We are headquartered in Opelousas, Louisiana and serve our customers through six full-service branches located in Carencro, Eunice, Lafayette, Opelousas, and Port Barre. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. At December 31, 2021, we had total assets of $285.3 million, including total loans of $131.8 million and total investment securities of $101.8 million, total deposits of $176.8 million and total shareholders’ equity of $98.3 million. We had net income of $1.9 million for the year ended December 31, 2021, compared to a net loss of $703,000 for the year ended December 31, 2020. The primary reasons for the improvement in our results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, were a $1.7 million increase in non-interest income in 2021, due primarily to the recognition into income of a $1.8 million grant from the Community Development Financial Institution (“CDFI”) Rapid Response Program, and a $660,000 reversal to the allowance for loan losses in 2021 compared to a $985,000 provision to the allowance for loan losses in 2020.

Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. As discussed below, we are re-focusing our business strategy to a relationship-based community bank model. The Conversion and offering were important factors in our efforts to become a more dynamic, profitable and growing institution.

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

Business Strategy

Our business strategy is focused on transforming St. Landry Homestead into a more dynamic institution by embracing a relationship-oriented community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. Highlights of our business strategy, which is designed to facilitate our ability to operate and grow as a profitable community-based banking institution, include the following:

●	Growing the loan portfolio with greater diversification. Our primary lending focus has been the origination of one- to four-family residential mortgage loans. At December 31, 2021, $87.3 million, or 66.2% of our loan portfolio, was secured by single-family residential mortgage loans. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects. We intend to increase our commercial lending activities, particularly with respect to commercial real estate loans, commercial and industrial loans and multi-family residential real estate loans. We plan to emphasize building full-service banking relationships with small- to mid-sized businesses and business professionals in our market area. We anticipate that our commercial real estate lending originations will focus on loans ranging in size from $500,000 to $2.0 million and that the focus of our commercial and industrial lending originations will be on loans ranging in size from $100,000 to $500,000.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a strategy of prudent growth. We believe we have an opportunity to grow organically by focusing on building relationships with small- to mid-sized businesses and business professionals in our market area and by enhancing the products and services we offer. We expect to increase our commercial loan originations while building strong relationships with an increased base of small- to mid-sized business and professional banking customers. To accomplish our goal, we are reviewing policies and procedures to facilitate our abilities to compete for new business customers. We will continue to enhance our staff capacity through training and hiring of new employees as needed to facilitate our growth. In addition, we continue to review our technology and infrastructure and will implement new and enhanced technology tools and on-line services preferred by many of our existing and prospective customers.
●	Recruiting and retaining top talent and personnel. Mr. Zanco was hired as our new President and Chief Executive Officer in August 2020. Since then, we have made several additional new hires, including but not limited to: a Chief Credit Officer, a Director of Operations, an Acadiana Market President, a Chief Financial Officer and three commercial bankers. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy will be critical to our success. While we believe we have assembled a strong management team, we will continue assessing our personnel needs and expect to add new bankers and management staff in order to complement the group that we have assembled. Our mutual-to-stock Conversion was critical to our efforts to attract and retain talent as is the adoption and implementation of employee stock benefit plans, consistent with federal banking regulations, which is anticipated to occur during the second quarter of 2022.
●	Expand our franchise through de novo branching and possible acquisition of other financial institutions. We opened an additional office in Opelousas, Louisiana in July 2019, and expanded our branch network into Lafayette Parish in October 2020 with the opening of our Carencro office. Our newest branch office opened in Lafayette in November 2021. In addition, we believe there will be opportunities for expansion through acquisitions of other financial institutions in our current market area and adjoining markets in south Louisiana.
●	Rebranding our banking franchise. Once we have largely implemented our business strategy, we expect to rebrand St. Landry Homestead Federal Savings Bank. Such re-branding efforts may include a new name, a new marketing campaign, updated on-line and website materials and new signage and logos to capture and reflect the new focus of the bank.
●	Manage credit risk to reduce our level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring. Our ratio of non-performing assets to total assets was 0.43% at December 31, 2021.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover probable and reasonably estimable losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available. The allowance for loans losses totaled $2.3 million, or 1.73% of total loans, at December 31, 2021 and $3.0 million, or 1.99% of total loans, at December 31, 2020.  The decrease in the allowance for loan losses primarily related to improvements in our assessment of the impact of the COVID-19 pandemic on our borrowers.

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

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Declines in the estimated fair value of individual investment securities below their cost that are considered other-than-temporary are recognized as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. At December 31, 2021, net unrealized losses on available-for-sale securities totaled $864,000, compared to net unrealized gains on available-for-sale securities of $134,000 at December 31, 2020. The increase in unrealized losses on available-for-sale securities relate principally to the change in interest rates for similar types of securities. No declines in fair value of available-for-sale securities during the years ended December 31, 2021 and 2020 were deemed to be other-than-temporary.

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

COVID-19

In light of the recent events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities. The CARES Act, enacted in March of 2020, contains many provisions related to banking, lending, mortgage forbearance and taxation. We have supported our customers through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. We have funded 240 SBA PPP loans totaling approximately $8.5 million with an average loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. In addition, we have granted loan modifications under the CARES Act, generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date. The Company handles loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, the related economic slowdown and stay-at-home orders on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. Through December 31, 2021, we granted COVID-19 related payment relief to 204 loans with principal balances totaling $28.2 million. As of December 31, 2021, we had no loans under deferral or extension agreements due to COVID-19.

The Company is working with customers affected by COVID-19 through modifications of their loans. In accordance with guidance from the Federal Deposit Insurance Corporation (the “FDIC”), borrowers who were current prior to becoming affected by COVID-19, that received loan modifications as a result of the pandemic, generally are not reported as past due. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Company is evaluating all loan modifications to customers to identify and quantify any impact they may have on the Company. However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.

Selected Financial and Other Data

Set forth below is selected financial and other data of the Company at and for the dates indicated. The following is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2021 and 2020 is derived from the audited financial statements that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(Dollars in thousands)	2021	2020
Selected Financial Condition Data:
Total assets	$285,349	$224,688
Cash and cash equivalents	40,884	25,245
Investment securities:
Available for sale	88,339	20,730
Held to maturity	13,498	17,523
Loans receivable, net of unearned income	131,842	151,800
Allowance for loan losses	2,276	3,022
Total deposits	176,795	164,598
FHLB advances	9,018	8,838
Shareholders’ equity	98,346	50,533

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Selected Operating Data:
Total interest income	$7,699	$8,490
Total interest expense	795	1,705
Net interest income	6,904	6,785
Provision for (reversal of) loan losses	(660)	985
Net interest income after provision for (reversal of) loan losses	7,564	5,800
Total non-interest income	2,626	966
Total non-interest expense	7,776	7,943
Income (loss) before income taxes	2,414	(1,177)
Income tax expense (benefit)	487	(474)
Net income (loss)	$1,927	$(703)

Selected Performance Ratios:(1)
Average yield on interest-earning assets	3.24%	3.86%
Average rate on interest-bearing liabilities	0.51	1.09
Average interest rate spread(2)	2.73	2.77
Net interest margin(2)	2.91	3.09
Average interest-earning assets to average interest-bearing liabilities	152.24	140.32
Net interest income after provision for loan losses to non-interest expense	97.27	73.02
Total non-interest expense to average assets	3.08	3.41
Efficiency ratio(3)	81.59	102.48
Return on average assets (ratio of net income to average total assets)	0.76	(0.30)
Return on average equity (ratio of net income to average total equity)	3.14	(1.36)

	At or For the
	Year Ended December 31,
	2021	2020
Asset Quality Ratios:(4)
Non-accrual loans as a percent of total loans outstanding	0.68%	0.55%
Non-performing assets as a percent of total assets(5)	0.43	0.72
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	1.09	2.34
Allowance for loan losses as a percent of total loans outstanding	1.73	1.99
Allowance for loan losses as a percent of non-performing loans	255.44	249.75
Net charge-offs to average loans receivable	0.06	0.02

Capital Ratios:(6)
Common equity Tier 1 capital	63.51%	40.92%
Tier 1 leverage capital	27.38	21.06
Tier 1 risk-based capital	63.51	40.92
Total risk-based capital	64.77	42.29
Average equity to average assets	24.28	22.18

Other Data:
Banking offices	6	5
Full-time equivalent employees	56	52
(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure, real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6)	Capital ratios are end of period ratios for the Bank only.

Comparison of Financial Condition at December 31, 2021 and December 31, 2020

Total Assets. Total assets increased $60.7 million, or 27.0%, to $285.3 million at December 31, 2021 from $224.7 million at December 31, 2020. The increase resulted primarily from a $63.6 million increase in investment securities and a $15.6 million increase in cash and cash equivalents, offset in part by a decrease of $20.0 million in loans receivable.

Cash and Cash Equivalents. Cash and cash equivalents increased by $15.6 million, or 61.9%, to $40.9 million at December 31, 2021 compared to $25.2 million at December 31, 2020. The increase in cash and cash equivalents reflects a portion of the cash subscriptions received in our initial public offering which had not been invested at December 31, 2021, cash inflows of $19.7 million primarily due to the net decrease in loans in the year ended December 31, 2021, as well as deposit inflows associated with government stimulus payments received by our customers and SBA PPP loans originated during the year. The level of loan principal repayments during the year ended December 31, 2021, reflects in part the continuing effect of the historically low market rates of interest on residential mortgage loans and increased repayments by our mortgage loan customers who have re-financed their loans with other institutions.

Loans. Total loans receivable decreased by $20.0 million, or 13.1%, to $131.8 million at December 31, 2021 compared to $151.8 million at December 31, 2020. During the year ended December 31, 2021, our total real estate loan portfolio decreased by $21.5 million, due primarily to a $12.6 million decrease in one- to four-family residential mortgage loans, a $7.2 million decrease in commercial real estate loans and a $1.5 million decrease in construction and land loans. Our total commercial and industrial loans increased by $1.6 million to $8.4 million at December 31, 2021 compared to $6.7 million at December 31, 2020. The increase in commercial and industrial loans during the year ended December 31, 2021 primarily reflects organic growth unrelated to SBA PPP loans. SBA PPP loans amounted to $2.6 million at December 31, 2021 compared to $3.5 million at December 31, 2020.

Allowance for Loan Losses. The allowance for loans losses totaled $2.3 million, or 1.73% of total loans, at December 31, 2021 and $3.0 million, or 1.99% of total loans, at December 31, 2020.  The Company recorded a reversal to the allowance for loan losses of $660,000 through earnings during the year ended December 31, 2021 primarily due to improvements in our assessment of the impact of the COVID-19 pandemic on our borrowers.

Investment Securities. Our total investment securities, available-for-sale and held-to-maturity, amounted to $101.8 million at December 31, 2021, an increase of $63.6 million, or 166.2%, compared to $38.3 million in investment securities at December 31, 2020. At December 31, 2021, $88.3 million, or 86.7%, of our total investment securities were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government sponsored mortgage-backed securities. During the year ended December 31, 2021, purchases of $77.5 million of investment securities exceeded $8.6 million of maturities, calls and principal repayments.

Deposits. Our total deposits amounted to $176.8 million at December 31, 2021, an increase of $12.2 million, or 7.4%, compared to December 31, 2020. The increase in total deposits at December 31, 2021 compared to December 31, 2020 reflects in part government stimulus payments received by our banking customers as well as depository inflows related to SBA PPP loan proceeds.

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.0 million at December 31, 2021 compared to $8.8 million at December 31, 2020. The $180,000 increase in the carrying value of our FHLB advances primarily reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. In December of 2020, a total of $15.0 million of long-term FHLB advances were paid off, with resulting prepayment penalties of $1.5 million being charged to earnings. The remaining $10.0 million of long-term debt was restructured to longer maturities at then current interest rates. An additional prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt.

Shareholders’ Equity. Shareholders’ equity increased $47.8 million to $98.3 million at December 31, 2021 compared to $50.5 million at December 31, 2020. The primary reason for the increase in total shareholders’ equity was the $50.8 million in net proceeds received from our Conversion and initial public offering of our Common Stock, which was completed in October 2021, and net income of $1.9 million for the year, which was partially offset by an increase in unallocated common stock of $4.2 million due to the purchase of stock by the ESOP and a $790,000 decrease in accumulated unrealized gains/losses on available for sale securities. At December 31, 2021, our ratio of total shareholders’ equity to total assets was 34.5% compared to 22.5% at December 31, 2020.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. All average balances are based on daily balances.

	Year Ended December 31,
	2021			2020
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$141,592	$6,965	4.92%	$161,208	$7,827	4.86%
Investment securities	57,827	674	1.17	34,664	568	1.64
Other interest-earning assets	37,912	60	0.16	24,038	95	0.39
Total interest-earning assets	237,331	7,699	3.24	219,910	8,490	3.86
Non-interest-earning assets	15,240			12,784
Total assets	$252,571			$232,694
Interest-bearing liabilities:
Savings, NOW and money market accounts	78,153	108	0.14	65,811	191	0.29
Certificates of deposit	68,815	415	0.60	66,525	729	1.10
Total deposits	146,968	523	0.36	132,336	920	0.70
FHLB advances	8,927	272	3.05	24,382	785	3.22
Total interest-bearing liabilities	155,895	795	0.51	156,718	1,705	1.09
Non-interest-bearing liabilities	35,353			24,376
Total liabilities	191,248			181,094
Shareholders' equity	61,323			51,600
Total liabilities and shareholders' equity	$252,571			$232,694
Net interest-earning assets	$81,436			$63,192
Net interest income; average interest rate spread		$6,904	2.73%		$6,785	2.77%
Net interest margin(2)			2.91%			3.09%
Average interest-earning assets to average interest-bearing liabilities			152.24%			140.32%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended December 31, 2021 compared to 2020
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$102	$(964)	$(862)
Investment securities	(197)	303	106
Other interest-earning assets	(74)	39	(35)
Total interest income	(169)	(622)	(791)
Interest expense:
Savings, NOW and money market accounts	(114)	31	(83)
Certificates of deposit	(338)	24	(314)
Total deposits	(452)	55	(397)
FHLB advances and other borrowings	(39)	(474)	(513)
Total interest expense	(491)	(419)	(910)
Increase (decrease) in net interest income	$322	$(203)	$119

Comparison of Operating Results for the Years Ended December 31, 2021 and 2020

General. For the year ended December 31, 2021, net income totaled $1.9 million, an increase of $2.6 million compared to a net loss of $703,000 for the year ended December 31, 2020. During 2021, net income included the recognition of $1.8 million in non-interest income related to a CDFI Rapid Response Program grant received in 2021 and a reversal of the allowance for loan losses of $660,000. During 2020, net income included $1.5 million in penalties as non-interest expense upon the prepayment of $15.0 million of FHLB advances and a $985,000 provision for loan losses.

Interest Income. Total interest income decreased $791,000, or 9.3%, to $7.7 million for the year ended December 31, 2021 compared to $8.5 million for the year ended December 31, 2020. Interest income on loans decreased by $862,000, or 11.0%, in 2021. The average balance of our loan portfolio decreased by $19.6 million, or 12.2%, which was partially offset by an increase of six basis points (100 basis points being equal to 1.0%) in the average yield earned on loans in the year ended December 31, 2021 compared to the year ended December 31, 2020. Interest income earned on our investment securities portfolio increased by $106,000, or 18.7%, for the year ended December 31, 2021 compared to the year ended December 31, 2020. The increase in 2021 was due primarily to a $23.2 million, or 66.8%, increase in the average balance during the year, which was partially offset by a 47 basis point reduction in the average yield earned on our investment securities. The average yield earned on our investment securities portfolio was 1.17% for the year ended December 31, 2021 compared to 1.64% for the year ended December 31, 2020, primarily reflecting the continuing historically low market rates of interest during the period. Interest income on other interest-earning assets, consisting primarily of cash and cash equivalent deposits at other financial institutions and other equity investments, decreased by $35,000, or 36.8%, in the year ended December 31, 2021 compared to the year ended December 31, 2020. The average yield earned on our other interest-earning assets decreased by 23 basis points to 0.16% for the year ended December 31, 2021 compared to 0.39% for the year ended December 31, 2020, which more than offset the effects of an $13.9 million increase in the average balance of other interest-earning assets.

Interest Expense. Total interest expense decreased $910,000, or 53.4%, to $795,000 for the year ended December 31, 2021 compared to $1.7 million for the year ended December 31, 2020. Interest expense on FHLB advances decreased $513,000, or 65.4%, to $272,000 for 2021 compared to 2020 primarily due to a $15.5 million decrease in the average balance of FHLB advances during the year. In December of 2020, a total of $15.0 million of long-term FHLB advances were paid off, with resulting prepayment penalties of $1.5 million being charged to non-interest expense. The remaining $10.0 million of long-term FHLB advances were restructured to longer maturities at then current interest rates. An additional prepayment penalty for the restructuring of $1.2 million was treated as a discount on the borrowings and is being amortized into interest expense over the life of the restructured borrowings. Interest expense on total deposits decreased $397,000, or 43.2%, to $523,000 for 2021 compared to 2020 due primarily to a decrease of 34 basis points in the average rate paid on total deposits in the year ended December 31, 2021 compared to the year ended December 31, 2020, which more than offset the effects of a $14.6 million increase in the average balance of total deposits during the period.

Net Interest Income.  Net interest income totaled $6.9 million for the year ended December 31, 2021, an increase of $119,000, or 1.8%, compared to $6.8 million for the year ended December 31, 2020. Our interest rate spread decreased to 2.73% for the year ended December 31, 2021 from 2.77% for the year ended December 31, 2020, and our net interest margin decreased to 2.91% for the year ended December 31, 2021 from 3.09% for the year ended December 31, 2020. The decreases in interest rate spread and net interest margin were primarily the result of the continuing low interest rate environment and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans during 2021. These factors reduced average yield earned on total interest-earning assets in an amount which more than offset the reduction in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  The allowance for loan losses is established through a provision for loan losses charged to earnings as losses related to our loan portfolio are determined to be probable and can be reasonably estimated. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of the underlying collateral, and prevailing economic conditions. The evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

We recorded a reversal for loan losses of $660,000 for the year ended December 31, 2021, compared to a $985,000 provision for the year ended December 31, 2020. During 2020, our evaluation of the allowance for loan losses was significantly influenced by the uncertainty and economic disruption brought on by the COVID-19 pandemic as well as the increases of $872,000 and $529,000, respectively, on the amounts of our impaired loans and substandard loans at December 31, 2020 compared to December 31, 2019. During 2021, our analysis reflected improvements in our assessment of the impact of the COVID-19 pandemic on our borrowers, improvements in the level of impaired and substandard loans and a decline in the size of our loan portfolio.

The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed.

Non-interest Income. Non-interest income increased $1.7 million to $2.6 million for the year ended December 31, 2021 from $966,000 for the year ended December 31, 2020. The increase in non-interest income in 2021 was due primarily to the recognition into income of the $1.8 million CDFI grant.

Non-interest Expense. Non-interest expense decreased $167,000, or 2.1%, to $7.8 million for the year ended December 31, 2021 from $7.9 million for the year ended December 31, 2020. In December of 2020, a total of $15.0 million of long-term FHLB advances were paid off, with resulting prepayment penalties of $1.5 million being charged to non-interest expense in 2020. The decrease in non-interest expense due to the absence of prepayment penalties in 2021 was partially offset by increases in compensation and benefits, occupancy and equipment, data processing and communication and professional services expenses. Salaries and employee benefits expense increased by $987,000, or 27.1%, to $4.6 million for the year ended December 31, 2021 compared to $3.6 million for the year ended December 31, 2020 primarily due to additional personnel employed and the commencement of the ESOP during 2021. Occupancy and equipment expense increased by $140,000, or 20.6%, to $818,000 for the year ended December 31, 2021 compared to $678,000 for the year ended December 31, 2020 primarily due to expenses related to new branch locations opened in October 2020 and November 2021. Data processing and communication expense increased by $178,000, or 29.1%, to $790,000 for the year ended December 31, 2021 compared to $612,000 for the year ended December 31, 2020 primarily due to the cost of technology resources for new branch locations, additional personnel and improvements in software applications for financial reporting.

We expect non-interest expense to increase into 2022 because of certain costs associated with operating as a public company, including the Louisiana shares tax, the full-year impact of  ESOP compensation expense and the possible implementation of stock-based benefit plans, if approved by our shareholders. We also expect to incur increased non-interest expense due to the planned re-branding of St. Landry Homestead. Such re-branding efforts may include a new name, a new marketing campaign, updated on-line and website materials and new signage and logos to capture and reflect the new focus of the Company.

Income Tax Expense. Income tax expense totaled $487,000 for the year ended December 31, 2021, compared to an income tax benefit of $474,000 in the prior year. The change in income tax expense was primarily due to the increase in taxable earnings in 2021 compared to 2020 and the absence of an income tax benefit from a net operating loss (“NOL”) carryback in 2021. During 2020, an income tax benefit of $196,000 was recognized due to a NOL carryback.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. Our interest-earning assets consist primarily of fixed-rate investment securities and adjustable rate residential and commercial mortgage loans. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest change.

Economic Value of Equity.  Interest rate sensitivity is monitored by management through the use of models which generate estimates of the change in our economic value of equity over a range of interest rate scenarios. Economic value of equity (“EVE”) represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The following table sets forth our EVE as of December 31, 2021 and reflects the changes to EVE as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			EVE as % of Far Value of Assets
(Dollars in thousands)	Amount	$ Change	% Change	EVE Ratio	Change
Change in Interest Rates In Basis Points (Rate Shock):
300	$93,757	$(6,892)	(6.8)%	35.7%	0.2%
200	94,992	(5,657)	(5.6)	35.1	(0.4)
100	99,310	(1,339)	(1.3)	35.9	0.4
Static	100,649	-	-	35.5	-
(100)	99,930	(719)	(0.7)	34.7	(0.8)
(200)	98,301	(2,348)	(2.3)	33.8	(1.7)

Net Interest Income Analysis.  In addition to modeling changes in the economic value of equity, we also analyze potential changes to net interest income for a twelve-month period under rising and falling interest rate scenarios. The following table shows our net interest income model as of December 31, 2021.

(Dollars in thousands)	Net Interest Income	$ Change	% Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$7,076	$329	4.9%
200	7,090	343	5.1
100	6,920	173	2.6
Static	6,644	(103)	(1.5)
(100)	6,217	(530)	(7.9)
(200)	6,049	(698)	(10.3)

The above table indicates that as of December 31, 2021, in the event of an immediate and sustained 300 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2022 would be expected to increase by $329,000 or 4.9%.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At December 31, 2021, we had outstanding advances from the FHLB with a carrying value of $9.0 million, and had the capacity to borrow approximately an additional $50.5 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $3.4 million and $857,000 for the years ended December 31, 2021 and 2020, respectively. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $46.6 million and $313,000 for the years ended December 31, 2021 and 2020, respectively. Net cash provided by financing activities, consisting primarily of proceeds from the issuance of stock, the activity in deposit accounts and FHLB advances, was $58.8 million and $6.8 million for the years ended December 31, 2021 and 2020, respectively.

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

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at December 31, 2021 and December 31, 2020. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

As of December 31, 2020
Common Equity Tier 1 Capital	$50,426	40.92%	$8,010	>6.5%
Tier 1 Risk-Based Capital	50,426	40.92	9,858	>8.0
Total Risk-Based Capital	52,118	42.29	12,323	>10.0
Tier 1 Leverage Capital	50,426	21.06	11,970	>5.0

Off-Balance Sheet Arrangements. At December 31, 2021, we had $1.1 million of remaining funds to be disbursed on construction loans in process and $4.9 million of outstanding commitments to originate loans. Our total letters and lines of credit, unused overdraft privilege amounts and unused lines of credit totaled $3.8 million at December 31, 2021. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2021, totaled $50.0 million at December 31, 2021. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Commitments. The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2021.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at December 31, 2021	To 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Commitments to originate loans	$4,865	$4,865	$-	$-	$-
Unused lines of credit	2,740	767	701	-	1,272
Undisbursed portion of construction loans in process	1,122	1,103	-	19	-
Unused overdraft privilege amounts	1,075	-	-	-	1,075
Letters of credit	2	2	-	-	-
Total commitments	$9,804	$6,737	$701	$19	$2,347

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Catalyst Bancorp, Inc.

Opelousas, LA

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Catalyst Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Castaing, Hussey & Lolan, LLC

We have served as the Company’s auditor since 2020.

New Iberia, LA

March 29, 2022

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2021	2020
ASSETS
Non-interest-bearing cash	$4,933	$5,507
Interest-bearing cash and due from banks	35,951	19,738
Total cash and cash equivalents	40,884	25,245
Investment securities:
Securities available-for-sale, at fair value	88,339	20,730
Securities held-to-maturity (fair values of $13,152 and $17,505, respectively)	13,498	17,523
Loans receivable, net of unearned income	131,842	151,800
Allowance for loan losses	(2,276)	(3,022)
Loans receivable, net	129,566	148,778
Accrued interest receivable	579	564
Foreclosed assets	340	415
Premises and equipment, net	6,577	5,489
Stock in Federal Home Loan Bank, at cost	1,399	1,394
Bank-owned life insurance	3,303	3,213
Other assets	864	1,337
TOTAL ASSETS	$285,349	$224,688

LIABILITIES
Deposits
Non-interest-bearing	$30,299	$26,169
Interest-bearing	146,496	138,429
Total deposits	176,795	164,598
Advances from Federal Home Loan Bank	9,018	8,838
Other liabilities	1,190	719
TOTAL LIABILITIES	187,003	174,155

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,290,000 issued and outstanding at December 31, 2021	53	-
Additional paid-in capital	50,802	-
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,179)	-
Retained earnings	52,353	50,426
Accumulated other comprehensive income (loss)	(683)	107
TOTAL SHAREHOLDERS' EQUITY	98,346	50,533
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$285,349	$224,688

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020
INTEREST INCOME
Loans receivable, including fees	$6,965		$7,827
Investment securities	674		568
Other	60		95
Total interest income	7,699		8,490
INTEREST EXPENSE
Deposits	523		920
Advances from Federal Home Loan Bank	272		785
Total interest expense	795		1,705
Net interest income	6,904		6,785
Provision for (reversal of) loan losses	(660)		985
Net interest income after provision for (reversal of) loan losses	7,564		5,800
NON-INTEREST INCOME
Service charges on deposit accounts	641		575
Gain on sale of fixed assets	24		16
Bank-owned life insurance	90		70
Federal community development grant	1,826		203
Other	45		102
Total non-interest income	2,626		966
NON-INTEREST EXPENSE
Salaries and employee benefits	4,631		3,644
Occupancy and equipment	818		678
Data processing and communication	790		612
Professional fees	388		273
Directors’ fees	279		219
ATM and debit card	201		151
Foreclosed assets, net	75		287
Advertising and marketing	43		86
Prepayment penalties on FHLB advances	-		1,510
Other	551		483
Total non-interest expense	7,776		7,943
Income (loss) before income tax expense (benefit)	2,414		(1,177)
Income tax expense (benefit)	487		(474)
NET INCOME (LOSS)	$1,927		$(703)

Earnings per share - basic	$0.40	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2021	2020
Net income (loss)	$1,927	$(703)
Net unrealized gains (losses) on available-for-sale securities	(998)	150
Income tax effect	208	(31)
Total other comprehensive income (loss)	(790)	119
Total comprehensive income (loss)	$1,137	$(584)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2019	$-	$-	$-	$51,129	$(12)	$51,117
Net income (loss)	-	-	-	(703)	-	(703)
Other comprehensive income (loss)	-	-	-	-	119	119
BALANCE, DECEMBER 31, 2020	$-	$-	$-	$50,426	$107	$50,533
Net income	-	-	-	1,927	-	1,927
Other comprehensive income (loss)	-	-	-	-	(790)	(790)
Issuance of common stock	53	50,782	-	-	-	50,835
Stock purchased by the ESOP	-	-	(4,232)	-	-	(4,232)
ESOP shares released for allocation	-	20	53	-	-	73
BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,353	$(683)	$98,346

The accompanying Notes are an integral part of these financial statements.

CATALSYT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,927	$(703)
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	409	208
Dividends on Federal Home Loan Bank stock	(5)	(22)
Amortization of prepayment penalties on debt restructuring	180	15
Provision for (reversal of) loan losses	(660)	985
Net gain on sale of premises and equipment	(24)	(16)
Increase in cash surrender value of bank-owned life insurance	(90)	(70)
Stock-based compensation	73	-
Depreciation of premises and equipment	424	347
Net losses on foreclosed assets	58	264
(Increase) decrease in other assets	456	(86)
Increase (decrease) in other liabilities	680	(65)
Net cash provided by operating activities	3,428	857
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	8,554	10,177
Purchases	(77,545)	(16,719)
Activity in held-to-maturity securities:
Proceeds from maturities and calls	4,000	13,000
Purchases	-	(17,420)
Net decrease in loans	19,674	11,597
Proceeds from sale of foreclosed assets	216	583
Purchases of premises and equipment	(1,512)	(547)
Proceeds from sale of premises and equipment	24	16
Purchase of bank owned life insurance	-	(1,000)
Net cash used in investing activities	(46,589)	(313)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	12,197	22,969
Repayments of Federal Home Loan Bank advances	-	(15,000)
Prepayment penalties on debt restructuring	-	(1,177)
Proceeds from the issuance of common stock, net of costs	50,835	-
Purchase of stock for ESOP	(4,232)	-
Net cash provided by financing activities	58,800	6,792
NET INCREASE IN CASH AND CASH EQUIVALENTS	15,639	7,336
CASH AND CASH EQUIVALENTS, beginning of period	25,245	17,909
CASH AND CASH EQUIVALENTS, end of period	$40,884	$25,245

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$82	$48
Acquisition of real estate in settlement of loans	$215	$228

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$634	$1,768
Cash paid for income taxes	$82	$75

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock-form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. St Landry Homestead Federal Savings Bank, which is the sole subsidiary of the Company, provides a variety of banking services to individuals and corporate customers within its principal market area consisting of St. Landry Parish, Evangeline Parish, Acadia Parish and Lafayette Parish, Louisiana, and is subject to competition from other financial institutions. The Bank is a federal savings association subject to examination and regulation by the Office of the Comptroller of the Currency (OCC), and is also subject to examination by the FDIC as deposit insurer. Effective October 16, 2019, the Bank elected to be a “covered association” pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The Bank’s primary deposit products are savings accounts, demand and NOW accounts, money market accounts, and certificates of deposit. Its primary lending products are single family residential loans, commercial loans, and consumer loans. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to generally accepted accounting principles and to predominant accounting practices within the banking industry. The more significant accounting and reporting policies are as follows:

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change relate to the determination of the allowance for losses on loans and the valuation for foreclosed assets. In connection with the determination of the estimated losses on loans and foreclosed assets, management obtains independent appraisals for significant properties.

A substantial portion of the Company’s loans and foreclosed assets are secured by real estate in local markets which are largely rural and rely heavily upon agriculture and the oil and gas industry. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in local market conditions.

While management uses available information to recognize losses on loans and foreclosed assets, further reductions in the carrying amount of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the

Company’s estimated losses on loans and foreclosed assets. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, as a result of such regulatory reviews management may determine that an increase or decrease in the allowance or provision for loan losses may be necessary. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed assets may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

Reclassifications

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits in other institutions, certificates of deposit purchased with original maturities of three months or less and highly liquid debt instruments with original maturities when purchased for three months or less.

Investment Securities

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at or during the years ended December 31, 2021 or 2020.

Government, federal agency and corporate debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.

Premiums and discounts are amortized using the interest method or the straight-line method when appropriate. The use of the straight-line method approximates the interest method and does not result in a material difference. Interest income is recognized when earned.

Realized gains and losses on sales of securities are included in earnings and, when applicable, are reported as a reclassification adjustment, net of tax, in other comprehensive income. Gains and losses on the sale of securities are determined using the specific-identification method. The amortization of premiums and the accretion of discounts are recognized in interest income using methods approximating the interest method over the period of maturity.

Declines in the estimated fair value of individual investment securities below their cost that are other-than-temporary are reflected as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

Loans receivable are carried at the amount of unpaid principal balances, net of deferred loan-origination fees and discounts and the allowance for loan losses. Interest income on loans receivable is accrued based on the unpaid principal balance.

The accrual of interest is discontinued (“nonaccrual status”) when management determines doubt exists as to the collectability of the asset due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, or the depreciation of underlying collateral. When a loan is placed on nonaccrual status, previously accrued and uncollected interest is charged against interest income on loans. Interest payments received on nonaccrual loans are applied to reduce the principal balance.

The allowance for the loan losses is established as losses are estimated to have occurred through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management measures impairment on a loan-by-loan basis for loans specifically identified for individual evaluation. Factors considered by management in identifying loans for evaluation include payment status, collateral value, and the probability of collecting scheduled principal payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment on loans that are individually considered impaired is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment.

Allowance for Loan Losses

The allowance for loan losses is evaluated on a regular basis by management and is based upon management’s periodic review of the collectability of the loans in light of historical experience, the nature and volume of the loan portfolio, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, and prevailing economic conditions. This evaluation is inherently subjective as it requires estimates that are susceptible to significant revision as more information becomes available.

An allowance for loan losses is established through a provision for loan losses charged to earnings in the period in which management determines loan losses are probable and reasonably estimable. The allowance consists of specific, general, and unallocated components. The specific component relates to loans that are individually evaluated and considered impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers loans collectively evaluated for impairment. Loan collectively evaluated for impairment are segregated into large groups of homogenous loans to determine the allowance for loan losses for each group, which based on historical loss experience adjusted for qualitative factors. An unallocated component is maintained to cover uncertainties that could affect management’s estimate of probable losses. The unallocated component of the allowance reflects that margin of imprecision inherent in the underlying assumptions used in the methodologies for estimating specific and general losses in the portfolio.

Foreclosed Assets

Foreclosed assets includes real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value, less cost to sell, which becomes the property’s new basis. Any write-downs based on the assets fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and property held for sale is carried at the lower of the new cost basis or fair value less cost to sell. Impairment losses on property to be held and used are measured as the amount by which the carrying amount of a property exceeds fair value. Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the assets are included in foreclosed assets expense. At December 31, 2021, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $47,000.

Premises and Equipment

Land is carried at cost. Buildings, furniture, fixtures and equipment are carried at cost, less accumulated depreciation. Buildings, furniture, fixtures and equipment are depreciated using the declining balance and straight-line methods over the estimated useful lives of the assets, which range from 3 to 39 years for buildings and improvements and 3 to 10 years for equipment, fixtures and automobiles.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase and hold shares of capital stock in the FHLB. The stock does not have a readily determinable fair value and is carried at cost, which approximates fair value. The Company’s investments in equity securities without readily determinable fair value are assessed for impairment and any impairment losses are included in net income. For the years ended December 31, 2021 and 2020, no impairment had been recognized.

Bank-owned Life Insurance

The Bank purchased single-premium life insurance on certain employees of the Bank. The investments in bank-owned life insurance are reported at their cash surrender and changes in the cash surrender value are classified as non-interest income. The insurance policies can be surrendered without penalties or charges imposed by the insurance carriers. Upon any surrender, a gain would be recognized as ordinary income.

Government Assistance

The Bank applies for and receives grant proceeds from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund. The CDFI Fund helps promote access to capital and local economic growth in urban and rural low-income communities across the nation through monetary awards and the allocation of tax credits. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, Accounting Standard Codification (“ASC”) 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities – Revenue Recognition, that require conditions of the grant to be met in order to recognize the income.

During the year ended December 31, 2021, the Bank received and recognized into income a $1.8 million grant from the CDFI Rapid Response Program. The Bank met the conditions of the grant by deploying the proceeds to capital through income recognition and by originating the required amount of qualifying loans in its target markets. During the year ended December 31, 2020, the Bank received and recognized into income a $203,000 grant from the CDFI Bank Enterprise Award Program. The Bank met the conditions of the grant by providing loans and financial services directly to residents and businesses located in distressed communities. Income from the federal community development grants are reported in non-interest income on the Consolidated Statements of Income.

Income Taxes

Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes. The Company’s temporary differences relate primarily to differences between the basis of FHLB stock, available-for-sale securities, depreciation, allowance for loan losses, unearned profit on foreclosed assets for financial and income tax reporting, deferred fees and discount on restructuring of FHLB borrowings.

ASC 740 requires that a tax position be recognized or derecognized based on a “more likely than not” threshold. This applies to positions taken or expected to be taken in a tax return where there is uncertainty about whether a tax position will ultimately be sustained upon examination. The Company has evaluated its tax position and determined that it does not have any uncertain tax positions that meet criteria under ASC 740. The Company’s management believes it is no longer subject to income tax examinations for fiscal years prior to December 31, 2018.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered in off-balance-sheet financial instruments consisting of commitments to extend credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments

The Company follows the guidance of FASB ASC 825, Financial Instruments, and FASB ASC 820, Fair Value Measurement. This guidance permits entities to measure many financial instruments and certain other items at fair value. No assets have been elected to be reported at fair value. The objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Accounting Standards Codification 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities requires that the Company disclose estimated fair values for its financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value:

Cash and Cash Equivalents

The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values and are classified within Level 1 of the fair value hierarchy.

Investment Securities

The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

Loans Receivable, net

Loans are valued using the methodology developed for Economic Value of Equity pricing, with a build-up for loans based on the U.S. Treasury yield curve, a credit risk spread and an overhead coverage rate. Loans receivable are classified within Level 3 of the fair value hierarchy.

Impaired Loans

The fair value of impaired loans is measured by the fair value of the collateral if the loan is collateral dependent. Fair value of the collateral is determined by appraisals or by independent valuation. Impaired loans are classified within Level 3 of the fair value hierarchy.

Foreclosed Assets

Fair values of foreclosed real estate and other assets are determined by sales agreement or appraisal and costs to sell are based on estimation per the terms and conditions of the sales agreement or amounts commonly used in real estate transactions. Updated appraisals are obtained on at least an annual basis. Foreclosed assets are classified within Level 3 of the fair value hierarchy.

Bank-owned Life Insurance

The cash surrender value of bank-owned life insurance approximates its fair value and is classified within Level 2 of the fair value hierarchy.

Non-maturity Deposit Liabilities

Under ASC 825-10, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, money market and checking accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 2 of the fair value hierarchy.

Certificates of Deposit

All certificates are assumed to remain on the Company’s books until maturity without any change in coupon. Fair values are estimated using market pricing data for new CDs of similar structure and remaining maturity. Certificates of deposit are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Borrowings

Data is taken from the Company’s FHLB Customer Profile report. All borrowings are priced using current advance pricing data from the FHLB’s website for new borrowings of similar structure and remaining maturity. FHLB borrowings are classified within Level 2 of the fair value hierarchy.

Other Assets and Liabilities

All other assets and liabilities are reported at current book value unless noted otherwise.

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments.

Advertising Costs

The Company expenses all advertising costs as incurred. There were no direct response advertising costs capitalized as of December 31, 2021 and December 31, 2020.

Comprehensive Income

Accounting principles generally require that recognized revenue, expense, gains, and losses be included in net income. Certain changes in assets and liabilities, such as unrealized gains and losses on available-for-sale securities, are reported as a separate component of the equity section of the statement of financial condition. Such items, along with net income, are components of comprehensive income.

Earnings Per Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding. No dilution for any potentially convertible shares is included in the calculation of basic EPS. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating earnings per shares until they are committed to be released.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Company has elected to delay implementation of the standard until January 2023. Currently, the Company has implemented a software application to assist in determining our allowance for loan losses under the CECL model and is in the process of evaluating certain methodologies. The impact upon adoption of this ASU is not known and may have a material effect on the Company’s Consolidated Financial Statements.

In November 2021, the FASB issued ASU 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance. The amendments in this update require annual disclosures about transactions with a government that are accounted for by applying a grant or contribution accounting model by analogy. The disclosure requirements include (1) information about the nature of the transactions and the related accounting policy, (2) the line items on the financials statements that are impacted, and the amounts applicable to each line item and (3) significant terms and conditions of the transactions. The FASB is issued this update to increase the transparency of government assistance since diversity currently exists in the recognition, measurement, presentation and disclosure of government assistance received by business entities because of the lack of specific authoritative guidance in GAAP. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after

December 15, 2021, however the Company has elected early application of the amendments. The applicable disclosures are presented in this note under the subsection titled “Government Assistance”.

NOTE 2. COMPLETION OF STOCK OFFERING

On January 27, 2021, the Board of Directors of the Bank adopted a plan of conversion (“Plan of Conversion”). The Plan of Conversion was approved by the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System and by a majority of the eligible voting members of the Bank at a special meeting. The Plan of Conversion provided that the Bank convert from the mutual to the stock-form of ownership (the “Conversion”) and establish a holding company, Catalyst Bancorp, as parent of the Bank. Pursuant to the Plan of Conversion, the Bank converted to the stock form of ownership, followed by the issuance of all of the Bank’s outstanding stock to the Company. The Company has been organized as a corporation under the laws of the State of Louisiana and owns all outstanding common stock of the Bank.

The Conversion was accounted for as a change in corporate form with the historic basis of the Bank’s assets, liabilities and equity unchanged as a result. In accordance with OCC regulations, at the time of the Conversion, the Bank established a liquidation account. The liquidation account must be maintained for the benefit of eligible account holders and supplemental eligible account holders who continue to maintain their accounts at the Bank after the Conversion. The liquidation account will be reduced annually to the extent that eligible holders and supplemental eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder’s or supplemental eligible account holder’s interest in the liquidation account. In the event of a complete liquidation by the Bank, and only in such event, each eligible account holder and supplemental eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the adjusted qualifying account balances then held. The Bank may not pay dividends if those dividends would reduce equity capital below the required liquidation account amount.

The Company is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. The Company intends to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

The Company completed its initial public offering (“IPO”) of stock in connection with the Bank’s conversion from the mutual to the stock form of organization on October 12, 2021. Information for periods prior to the completion of the Conversion are for the Bank only.

The Company issued a total of 5,290,000 shares of its common stock, par value $0.01 per share, for an aggregate of $52.9 million in total offering proceeds, including shares issued to the Company’s employee stock ownership plan (“ESOP”). The Company made a loan to the ESOP in the amount of $4.2 million, which the ESOP used to purchase 423,200 shares. The Company’s common stock trades on the Nasdaq Capital Market under the symbol “CLST”.

The costs of issuing the common stock were deferred and deducted from the sales proceeds of the IPO at December 31, 2021. Conversion costs totaled $2.1 million and $21,000 at December 31, 2021 and 2020, respectively. The net proceeds of the IPO of $50.8 million are reflected in the Company’s shareholders’ equity at December 31, 2021.

NOTE 3. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

Year Ended December 31,
(In thousands, except per share data)	2021
Numerator
Net income available to common shareholders	$1,927
Denominator
Weighted average common shares outstanding	5,290
Weighted average unallocated ESOP shares	(421)
Weighted average shares	4,869
Basic earnings per common share	$0.40

During the year ended December 31, 2021, there were no convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share. At and during the year ended December 31, 2020, the Company did not have any common shares outstanding. The Company completed its initial public offering (“IPO”) of stock in connection with the Bank’s conversion from the mutual to the stock form of organization on October 12, 2021.

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$87	$(798)	$74,663
U.S. Government and agency obligations	9,347	1	(111)	9,237
Municipal obligations	4,482	-	(43)	4,439
Total available-for-sale	$89,203	$88	$(952)	$88,339
Securities held-to-maturity
U.S. Government and agency obligations	$13,019	$23	$(375)	$12,667
Municipal obligations	479	6	-	485
Total held-to-maturity	$13,498	$29	$(375)	$13,152

	December 31, 2020
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$15,968	$179	$(7)	$16,140
U.S. Government and agency obligations	2,000	-	(39)	1,961
Municipal obligations	2,628	12	(11)	2,629
Total available-for-sale	$20,596	$191	$(57)	$20,730
Securities held-to-maturity
U.S. Government and agency obligations	$17,034	$93	$(121)	$17,006
Municipal obligations	489	10	-	499
Total held-to-maturity	$17,523	$103	$(121)	$17,505

There were no securities transferred between classifications during the years ended December 31, 2021 and 2020.

Investment securities with a carrying amount of approximately $10.2 million and $6.9 million, respectively, were pledged to secure deposits as required or permitted by law at December 31, 2021 and December 31, 2020.

The following is a summary of maturities of securities available-for-sale and held-to-maturity and at December 31, 2021 and December 31, 2020:

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	8,431	8,396	-	-
After five through ten years	12,695	12,604	9,479	9,157
After ten years	68,077	67,339	4,019	3,995
Total	$89,203	$88,339	$13,498	$13,152

	December 31, 2020
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	1	1	-	-
After five through ten years	3,361	3,355	11,490	11,452
After ten years	17,234	17,374	6,033	6,053
Total	$20,596	$20,730	$17,523	$17,505

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at December 31, 2021 and December 31, 2020 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$68,412	$(746)	$1,889	$(52)	$70,301	$(798)
U.S. Government and agency obligations	5,697	(24)	1,913	(87)	7,610	(111)
Municipal obligations	3,283	(24)	1,156	(19)	4,439	(43)
Total available-for-sale	$77,392	$(794)	$4,958	$(158)	$82,350	$(952)
Securities held-to-maturity
U.S. Government and agency obligations	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Municipal obligations	-	-	-	-	-	-
Total held-to-maturity	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Total	$79,332	$(855)	$12,643	$(472)	$91,975	$(1,327)

	December 31, 2020
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$4,010	$(7)	$-	$-	$4,010	$(7)
U.S. Government and agency obligations	1,961	(39)	-	-	1,961	(39)
Municipal obligations	1,751	(11)	-	-	1,751	(11)
Total available-for-sale	$7,722	$(57)	$-	$-	$7,722	$(57)
Securities held-to-maturity
U.S. Government and agency obligations	$7,879	$(121)	$-	$-	$7,879	$(121)
Total held-to-maturity	$7,879	$(121)	$-	$-	$7,879	$(121)
Total	$15,601	$(178)	$-	$-	$15,601	$(178)

Management evaluates securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which that fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value.

At December 31, 2021, there were 67 securities with an unrealized loss, compared to 8 securities with an unrealized loss at December 31, 2020. All of those securities were either guaranteed by federal, state and local governments or secured by mortgage loans. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines were deemed to be other-than-temporary.

NOTE 5. LOANS RECEIVABLE

Loans receivable at December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Real estate loans
One- to four-family residential	$87,303	$99,869
Commercial real estate	23,112	30,304
Construction and land	4,079	5,591
Multi-family residential	4,589	4,801
Total real estate loans	119,083	140,565
Other loans
Commercial and industrial	8,374	6,736
Consumer	4,385	4,499
Total other loans	12,759	11,235
Total loans	131,842	151,800
Less: Allowance for loan losses	(2,276)	(3,022)
Net loans	$129,566	$148,778

The following tables outline the changes in the allowance for loan losses by collateral type for the years ended December 31, 2021 and 2020.

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,910	$(268)	$(123)	$54	$1,573
Commercial real estate	744	(374)	-	-	370
Construction & land	82	(27)	-	-	55
Multi-family residential	68	5	-	-	73
Commercial and industrial	101	36	-	-	137
Consumer	78	7	(27)	10	68
Unallocated	39	(39)	-	-	-
Total	$3,022	$(660)	$(150)	$64	$2,276

	For the Year Ended December 31, 2020
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,162	$765	$(84)	$67	$1,910
Commercial real estate	637	107	-	-	744
Construction & land	57	25	-	-	82
Multi-family residential	76	(8)	(1)	1	68
Commercial and industrial	12	89	(15)	15	101
Consumer	80	15	(40)	23	78
Unallocated	47	(8)	-	-	39
Total	$2,071	$985	$(140)	$106	$3,022

The following tables outline the allowance for loan losses for loans individually and collectively evaluated for impairment, and the carrying amount loans individually and collectively evaluated for impairment at December 31, 2021 and December 31, 2020.

	December 31, 2021			December 31, 2020
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$319	$1,254	$1,573	$599	$1,311	$1,910
Commercial real estate	-	370	370	-	744	744
Construction & land	-	55	55	-	82	82
Multi-family residential	-	73	73	-	68	68
Commercial and industrial	17	120	137	-	101	101
Consumer	-	68	68	-	78	78
Unallocated	-	-	-	-	39	39
Total	$336	$1,940	$2,276	$599	$2,423	$3,022
Loans
One- to four-family residential	$2,266	$85,037	$87,303	$2,754	$97,115	$99,869
Commercial real estate	-	23,112	23,112	-	30,304	30,304
Construction & land	37	4,042	4,079	41	5,550	5,591
Multi-family residential	-	4,589	4,589	1,205	3,596	4,801
Commercial and industrial	18	8,356	8,374	3	6,733	6,736
Consumer	-	4,385	4,385	-	4,499	4,499
Total	$2,321	$129,521	$131,842	$4,003	$147,797	$151,800

A summary of current, past due and nonaccrual loans as of December 31, 2021 and December 31, 2020 follows:

	As of December 31, 2021
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,116	$-	$411	$2,527	$84,396	$380	$87,303
Commercial real estate	133	-	-	133	22,979	-	23,112
Construction and land	62	-	31	93	3,949	37	4,079
Multi-family residential	-	-	-	-	4,589	-	4,589
Commercial & industrial	-	-	17	17	8,356	1	8,374
Consumer	32	1	13	46	4,339	-	4,385
Total	$2,343	$1	$472	$2,816	$128,608	$418	$131,842

	As of December 31, 2020
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,842	$367	$164	$2,373	$96,874	$622	$99,869
Commercial real estate	192	-	-	192	30,112	-	30,304
Construction and land	154	-	41	195	5,396	-	5,591
Multi-family residential	-	-	-	-	4,801	-	4,801
Commercial & industrial	94	-	-	94	6,639	3	6,736
Consumer	38	13	-	51	4,448	-	4,499
Total	$2,320	$380	$205	$2,905	$148,270	$625	$151,800

The Company was not committed to lend any additional funds on nonaccrual loans at December 31, 2021 or December 31, 2020.

A troubled debt restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. Information pertaining to loans modified and treated as TDRs during the years ended December 31, 2021 and 2020 follows:

		Recorded Investment
(Dollars in thousands)	Number of Contracts	Pre-modification	Post-modification
December 31, 2021
One- to four-family residential	3	$186	$189
Total	3	$186	$189

		Recorded Investment
(Dollars in thousands)	Number of Contracts	Pre-modification	Post-modification
December 31, 2020
One- to four-family residential	17	$1,458	$1,487
Multi-family residential	1	1,185	1,216
Total	18	$2,643	$2,703

Troubled debt restructured loans were modified to defer principal and interest or extend maturity on average for three months. All three loans modified during the year ended December 31, 2021 defaulted after modification. During 2020, 14 one- to four-family residential loans totaling $1.0 million defaulted within twelve months of modification. The modifications and defaults did not have a significant impact on the determination of the allowance for loan losses. The Company has no commitments to loan additional funds to the borrowers whose loans have been modified.

Information on impaired loans as of December 31, 2021 and December 31, 2020 follows:

	As of and for the Year Ended December 31, 2021
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$1,153	$1,113	$3,128	$319	$2,365	$67
Commercial real estate	-	-	-	-	-	-
Construction & land	37	-	44	-	39	-
Multi-family residential	-	-	-	-	-	-
Commercial & industrial	1	17	21	17	20	2
Consumer	-	-	-	-	-	-
Total	$1,191	$1,130	$3,193	$336	$2,424	$69

	As of and for the Year Ended December 31, 2020
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$1,640	$1,114	$3,586	$599	$2,824	$88
Commercial real estate	-	-	-	-	-	-
Construction & land	41	-	46	-	43	-
Multi-family residential	1,205	-	1,205	-	1,205	57
Commercial & industrial	3	-	7	-	4	-
Consumer	-	-	-	-	-	-
Total	$2,889	$1,114	$4,844	$599	$4,076	$145

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

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,405	$504	$3,394	$-	$87,303
Commercial real estate	20,995	2,058	59	-	23,112
Construction & land	3,990	-	89	-	4,079
Multi-family residential	3,419	1,170	-	-	4,589
Commercial & industrial	8,356	-	18	-	8,374
Consumer	4,372	-	13	-	4,385
Total	$124,537	$3,732	$3,573	$-	$131,842

	December 31, 2020
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$93,464	$1,843	$4,562	$-	$99,869
Commercial real estate	28,217	2,022	65	-	30,304
Construction & land	5,368	133	90	-	5,591
Multi-family residential	3,457	-	1,344	-	4,801
Commercial & industrial	6,543	171	22	-	6,736
Consumer	4,434	33	32	-	4,499
Total	$141,483	$4,202	$6,115	$-	$151,800

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Land	$1,732	$1,443
Buildings and improvements	6,013	5,058
Furniture, fixtures and equipment	1,763	1,514
Automobiles	92	122
Renovation in process	13	5
Total premises and equipment	9,613	8,142
Accumulated depreciation	(3,036)	(2,653)
Total premises and equipment, net	$6,577	$5,489

Depreciation expense totaled $424,000 and $347,000 for the years ended December 31, 2021 and 2020.

NOTE 7. DEPOSITS

Deposits at December 31, 2021 and 2020 are summarized as follows:

	December 31, 2021		December 31, 2020
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing deposits	$30,299	17.1%	$26,169	15.9%
Negotiable order of withdrawal (“NOW”)	34,357	19.4	30,890	18.8
Money market	18,878	10.7	15,989	9.7
Savings	26,698	15.1	22,209	13.5
Certificates of deposit	66,563	37.7	69,341	42.1
Total deposits	$176,795	100.0%	$164,598	100.0%

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 or more totaled $14.5 million and $14.4 million at December 31, 2021 and 2020, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At December 31, 2021 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2022	$50,051
2023	12,976
2024	2,459
2025	1,077
2026	-
Total	$66,563

NOTE 8. BORROWED FUNDS

Borrowed funds at December 31, 2021 and December 31, 2020 are summarized as follows:

	December 31,
	2021		2020
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank	0.65%	$3,000	0.65%	$3,000
	0.96%	3,000	0.96%	3,000
	1.12%	4,000	1.12%	4,000
		10,000		10,000
Debt modification discount		(982)		(1,162)
		$9,018		$8,838

In December of 2020, the Bank undertook a restructuring of its FHLB long-term borrowings. A total of $15.0 million was paid off, with resulting prepayment penalties of $1.5 million being charged to earnings. The remaining $10.0 million of long-term debt was restructured to longer maturities at current interest rates. An additional prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt. The deferred prepayment penalty is amortized into interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due monthly, and maturities are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2022	$—
2023	—
2024	—
2025	3,000
2026	—
Thereafter	7,000
Total	$10,000

At December 31, 2021 and December 31, 2020, the Company had the ability to borrow advances up to $50.5 million and $54.7 million, respectively, with Federal Home Loan Bank. Federal Home Loan Bank advances at December 31, 2021 and December 31, 2020 were secured by loans totaling $76.8 million and $78.7 million, respectively, through a blanket floating lien with the Federal Home Loan Bank.

The Company has an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At December 31, 2021 and December 31, 2020, this credit facility was unused.

NOTE 9. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Federal:
Current	$332	$(587)
Deferred	155	113
Total income tax expense (benefit)	$487	$(474)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent in 2021 and 2020 to income before income taxes as a result of the following:

	December 31,
(Dollars in thousands)	2021	2020
Expected income tax expense (benefit) at federal tax rate	$507	$(247)
Bank-owned life insurance income	(19)	(15)
Tax free investment securities income	(8)	(10)
Benefit from NOL carryback	-	(196)
Nondeductible stock-based compensation expense	4	-
Other	3	(6)
Total income tax expense (benefit)	$487	$(474)

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax assets and liabilities in the accompanying statements of financial condition include the following components:

	December 31,
(Dollars in thousands)	2021	2020
Deferred tax assets:
Allowance for loan losses	$77	$235
Net unrealized losses on available-for-sale securities	181	—
Foreclosed assets	44	33
Other	95	58
Deferred tax assets	397	326
Deferred tax liabilities:
Net unrealized gains on available-for-sale securities	—	(29)
FHLB stock	(119)	(118)
FHLB debt modification discount	(206)	(244)
Premises and equipment, net	(401)	(357)
Deferred tax liabilities:	(726)	(748)
Net deferred tax asset (liability)	$(329)	$(422)

Retained earnings at December 31, 2021 and 2020 include approximately $1.9 million accumulated prior to January 1, 1987, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

NOTE 10. CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of December 31, 2021 and 2020, the Bank met all of the capital adequacy requirements to which it is subject.

At December 31, 2021 and 2020, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

As of December 31, 2020
Common Equity Tier 1 Capital	$50,426	40.92%	$8,010	>6.5%
Tier 1 Risk-Based Capital	50,426	40.92	9,858	>8.0
Total Risk-Based Capital	52,118	42.29	12,323	>10.0
Tier 1 Leverage Capital	50,426	21.06	11,970	>5.0

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features to the Company. Loans to such borrowers at December 31, 2021 and 2020 are summarized as follows:

	December 31,
(Dollars in thousands)	2021	2020
Balance at beginning of year	$1,846	$1,967
Changes in related party status	(80)	(279)
Originations	954	300
Repayments	(191)	(142)
Balance at end of year	$2,529	$1,846

Deposits from directors and officers totaled $2.3 million and $2.1 million at December 31, 2021 and 2020, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial statements.

In addition, the Company is a defendant in various legal proceedings arising in connection with its business. It is the best judgment of management that neither the financial position nor results of operations of the Company will be materially affected by the final outcome of these legal proceedings.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of financial position. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of instruments.

NOTE 13. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount at
	December 31,
(Dollars in thousands)	2021	2020
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$4,865	$82
Unused lines of credit	2,740	1,971
Undisbursed portion of construction loans in process	1,122	1,007
Unused overdraft privilege amounts	1,075	1,004
Letters of credit	2	500
Total	$9,804	$4,564

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses. Since some of the commitments may possibly expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if it is deemed necessary by the Company upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral usually consists of a first mortgage on the underlying properties.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support private borrowing arrangements and are secured by passbook accounts or certificates of deposit. All letters of credit are required to be renewed annually, if applicable. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

NOTE 14. BENEFIT PLANS

401(k) Plan

The Company’s 401(k) defined contribution plan allows active participants to elect to contribute, in a tax deferred basis, a portion of their compensation not to exceed the dollar limit set by law. During the year ended December 31, 2020, all full-time employees over the age of 21 who worked more than 1,000 hours in a year and were employed for one year were eligible to participate in the plan. During the year ended December 31, 2021, the plan was amended to allow employees to become eligible participants after completing one month of service and enter the 401(k) plan on a monthly basis. For the years ended December 31, 2021 and 2020, participants were permitted to make salary deferral contributions in any amount up to 100% of their plan salary up to the maximum percentage of compensation allowed by law and the Company made matching contributions in amount equal to 50% of the participant’s elective deferral. The Company made matching contributions of $148,000 and $112,000 for the years ended December 31, 2021 and 2020, respectively, in connection with the plan, which are included in salaries and employee benefits expense in the Consolidated Statements of Income.

Employee Stock Ownership Plan

In October 2021, the Company established an employee stock ownership plan (“ESOP”) for the benefit of all employees of the Company. Employees of the Company who have worked at least 500 hours in the first six months of employment and who have attained the age of 18 are eligible to participate in the ESOP. The Company made a loan to the ESOP in the amount of $4.2 million, which the ESOP used to purchase 423,200 shares. It is anticipated that contributions will be made to the ESOP in amounts necessary to amortize the debt to the Company over a period of 20 years.

The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unearned compensation. The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability. During 2021, the ESOP allocated 5,290 shares and compensation expense related to the ESOP totaled $73,000. At December 31, 2021, unallocated ESOP shares totaled 417,910 and had fair value of approximately $5.7 million based on closing quoted market price per share as of year-end.

NOTE 15. CONCENTRATION OF CREDIT

The Company’s lending activity is concentrated primarily in St. Landry Parish, Evangeline Parish, Acadia Parish, and Lafayette Parish, Louisiana, which are largely rural areas that rely heavily on the agricultural and oil and gas industries. The Company’s major emphasis in lending has been the origination of permanent single- family dwelling loans, and such loans comprise the majority of the Company’s loan portfolio.

The Company maintains deposit accounts at other financial institutions which periodically exceed the federally insured limits. Management believes that the risk is limited because of the nature and financial strength of the institutions involved.

NOTE 16. FAIR VALUE MEASUREMENTS

In accordance with fair value guidance, the Company groups its financial assets and financial liabilities generally measured at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.

Level 1 — Valuation is based on quoted prices in active markets for identical assets or liabilities that the Company has the ability to access at the measurement date. Level 1 assets and liabilities generally include debt and equity securities that are traded in an active exchange market. Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

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

Fair value measurements of assets and liabilities measured on a recurring basis at December 31, 2021 and 2020 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Available-for-sale securities	$88,339	$-	$88,339	$-

December 31, 2020
Available-for-sale securities	$20,730	$-	$20,730	$-

Fair value measurements of assets and liabilities measured on a nonrecurring basis at December 31, 2021 and 2020 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2021
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed assets	340	-	-	340
Total	$1,360	$-	$-	$1,360
December 31, 2020
Impaired loans	$953	$-	$-	$953
Foreclosed assets	415	-	-	415
Total	$1,368	$-	$-	$1,368

At December 31, 2021 and 2020, impaired loans with a recorded investment of $1.4 million and $1.6 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the years ended December 31, 2021 and 2020, impairment losses on foreclosed assets totaled $75,000 and $166,000, respectively.

The fair value of impaired loans and foreclosed assets are estimated using current appraised values less estimated costs to sell and discounts to reflect current market conditions.

Accounting Standards Codification 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities requires that the Company disclose estimated fair values for its financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value are described in Note 1 – Summary of Significant Accounting Policies.

The estimated fair values of the Company’s financial instruments as of December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,884	$40,884	$40,884	$-	$-
Investment securities:
Available-for-sale	88,339	88,339	-	88,339	-
Held-to-maturity	13,498	13,152	-	13,152	-
Loans receivable, net	129,566	128,591	-	-	128,591
Bank-owned life insurance	3,303	3,303	-	3,303	-
Financial Liabilities:
Deposits	176,795	176,869	-	176,869	-
Borrowed funds	9,018	8,720	-	8,720	-

	December 31, 2020
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,245	$25,245	$25,245	$-	$-
Investment securities:
Available-for-sale	20,730	20,730	-	20,730	-
Held-to-maturity	17,523	17,505	-	17,505	-
Loans receivable, net	148,778	148,674	-	-	148,674
Bank-owned life insurance	3,213	3,213	-	3,213	-
Financial Liabilities:
Deposits	164,598	164,951	-	164,951	-
Borrowed funds	8,838	9,052	-	9,052	-

The carrying amounts in the preceding tables are included in the statement of financial condition under the applicable captions. It is not practical to estimate the fair value of Federal Home Loan Bank (“FHLB”) and First National Bankers Bank stock because they are not marketable. The carrying amount of investments without readily determinable fair value is reported in the statements of financial condition at historical cost.

NOTE 17. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial statements of Catalyst Bancorp, Inc. (parent company only) are shown below.

CONDENSED STATEMENT OF FINANCIAL CONDITION
(Dollars in thousands)	December 31, 2021
ASSETS
Cash in bank subsidiary	$9,592
Investment in bank subsidiary	77,195
Investment securities available-for-sale, at fair value	11,518
Other assets	41
TOTAL ASSETS	$98,346

LIABILITIES
Other liabilities	-
TOTAL LIABILITIES	-

SHAREHOLDERS' EQUITY
Common stock	53
Additional paid-in capital	50,802
Unallocated common stock held by ESOP	(4,179)
Retained earnings	52,353
Accumulated other comprehensive income (loss)	(683)
TOTAL SHAREHOLDERS' EQUITY	98,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$98,346

CONDENSED STATEMENT OF INCOME
Year Ended
(Dollars in thousands)	December 31, 2021
INTEREST INCOME
Investment securities	$16
NON-INTEREST EXPENSE
Professional fees	22
Other	22
Total non-interest expense	44
Income (loss) before income tax expense (benefit)	(28)
Income tax expense (benefit)	(6)
Income (loss) before equity in undistributed earnings of subsidiary	(22)
Equity in undistributed earnings of subsidiary	1,949
NET INCOME	$1,927

CONDENSED STATEMENT OF CASH FLOWS
Year Ended
(Dollars in thousands)	December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,927
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(1,949)
Investment securities amortization, net	2
(Increase) decrease in other assets	(26)
Net cash used in operating activities	(46)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital injection into subsidiary from stock offering	(25,442)
Payments received on ESOP loan	72
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	37
Purchases	(11,632)
Net cash used in investing activities	(36,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of costs	50,835
Purchase of stock for ESOP	(4,232)
Net cash provided by financing activities	46,603
NET INCREASE IN CASH AND CASH EQUIVALENTS	9,592
CASH AND CASH EQUIVALENTS, beginning of period	-
CASH AND CASH EQUIVALENTS, end of period	$9,592

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
(b)	This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.
(c)	No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021 (“Proxy Statement”).

Code of Ethics. Catalyst Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers, and employees of Catalyst Bancorp and the Bank. The Code of Ethics is posted on our website, www.stlandryhomestead.com under the “Investor Relations - Governance” tab. A copy of the Code of Ethics also may be obtained without charge upon request made to Jutta Codori, Catalyst Bancorp, Inc., 235 N. Court Street, Opelousas, Louisiana 70570.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Equity Compensation Plan Information. Not applicable.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 00447)
Consolidated Statements of Financial Condition as of December 31, 2021 and 2020
Consolidated Statements of Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Catalyst Bancorp, Inc.	(1)
3.2	Bylaws of Catalyst Bancorp, Inc.	(1)
4.2	Description of Securities	Filed Herewith
10.1	Employment Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.2	Restricted Executive Benefit Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.3	St. Landry Homestead Federal Savings Bank Supplemental Life Insurance Agreement*	(1)
23.0	Consent of Castaing, Hussey& Lolan, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
101	Consolidated Financial Statements for the Year Ended December 31, 2021 formatted in Inline XBRL	Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	Filed Herewith
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the same exhibit number in Company’s Registration Statement on Form S-1, filed with the SEC on March 12, 2021 (File No. 333-254200).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST BANCORP, INC.
Date: March 29, 2022	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph B. Zanco
Joseph B. Zanco	President and Chief Executive Officer (Principal Executive Officer)	March 29, 2022
/s/ Jacques L. J. Bourque
Jacques L. J. Bourque	Chief Financial Officer (Principal Financial and Accounting Officer)	March 29, 2022
/s/ Todd A. Kidder
Todd A. Kidder	Director, Chairman of the Board	March 29, 2022
/s/ Ted D. Bellard
Ted D. Bellard	Director	March 29, 2022
/s/ Kirk E. Kleiser
Kirk E. Kleiser	Director	March 29, 2022
/s/ Frederick L. Lafleur
Frederick L. LaFleur	Director	March 29, 2022
/s/ Craig C. Lebouef
Craig C. LeBouef	Director	March 29, 2022
/s/ Matthew I. Scruggins
Matthew I. Scruggins	Director	March 29, 2022