Form 10-Q
period 2022-03-31
Catalyst Bancorp, Inc.
filed 2022-05-13
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 and 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 5,290,000 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 9, 2022.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Non-interest-bearing cash	$511	$4,933
Interest-bearing cash and due from banks	39,585	35,951
Total cash and cash equivalents	40,096	40,884
Investment securities:
Securities available-for-sale, at fair value	84,649	88,339
Securities held-to-maturity (fair values of $12,181 and $13,152, respectively)	13,492	13,498
Loans receivable, net of unearned income	132,003	131,842
Allowance for loan losses	(2,173)	(2,276)
Loans receivable, net	129,830	129,566
Accrued interest receivable	536	579
Foreclosed assets	320	340
Premises and equipment, net	6,475	6,577
Stock in correspondent banks, at cost	1,794	1,793
Bank-owned life insurance	8,824	3,303
Other assets	1,256	470
TOTAL ASSETS	$287,272	$285,349

LIABILITIES
Deposits
Non-interest-bearing	$33,056	$30,299
Interest-bearing	150,028	146,496
Total deposits	183,084	176,795
Advances from Federal Home Loan Bank	9,063	9,018
Other liabilities	663	1,190
TOTAL LIABILITIES	192,810	187,003

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,290,000 issued and outstanding at March 31, 2022 and December 31, 2021	53	53
Additional paid-in capital	50,821	50,802
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,126)	(4,179)
Retained earnings	52,222	52,353
Accumulated other comprehensive income (loss)	(4,508)	(683)
TOTAL SHAREHOLDERS' EQUITY	94,462	98,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$287,272	$285,349

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
INTEREST INCOME
Loans receivable, including fees	$1,563		$1,808
Investment securities	329		121
Other	19		14
Total interest income	1,911		1,943
INTEREST EXPENSE
Deposits	92		155
Advances from Federal Home Loan Bank	68		68
Total interest expense	160		223
Net interest income	1,751		1,720
Provision for (reversal of) loan losses	(71)		-
Net interest income after provision for (reversal of) loan losses	1,822		1,720
NON-INTEREST INCOME
Service charges on deposit accounts	168		123
Gain on sale of fixed assets	-		25
Bank-owned life insurance	21		22
Other	8		17
Total non-interest income	197		187
NON-INTEREST EXPENSE
Salaries and employee benefits	1,261		1,067
Occupancy and equipment	210		182
Data processing and communication	208		174
Professional fees	140		73
Directors’ fees	55		71
ATM and debit card	49		43
Foreclosed assets, net	(17)		(7)
Advertising and marketing	42		9
Franchise and shares tax	58		-
Other	182		114
Total non-interest expense	2,188		1,726
Income (loss) before income tax expense (benefit)	(169)		181
Income tax expense (benefit)	(38)		30
NET INCOME (LOSS)	$(131)		$151

Earnings (loss) per share - basic	$(0.03)	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
Net income (loss)	$(131)	$151
Net unrealized gains (losses) on available-for-sale securities	(4,842)	(413)
Income tax effect	1,017	86
Total other comprehensive income (loss)	(3,825)	(327)
Total comprehensive income (loss)	$(3,956)	$(176)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2020	$-	$-	$-	$50,426	$107	$50,533
Net income (loss)	-	-	-	151	-	151
Other comprehensive income (loss)	-	-	-	-	(327)	(327)
BALANCE, MARCH 31, 2021	$-	$-	$-	$50,577	$(220)	$50,357

BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,353	$(683)	$98,346
Net income (loss)	-	-	-	(131)	-	(131)
Other comprehensive income (loss)	-	-	-	-	(3,825)	(3,825)
ESOP shares released for allocation	-	19	53	-	-	72
BALANCE, MARCH 31, 2022	$53	$50,821	$(4,126)	$52,222	$(4,508)	$94,462

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(131)	$151
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	139	91
Federal Home Loan Bank stock dividends	(1)	(3)
Amortization of prepayment penalties on debt restructuring	45	45
Provision for (reversal of) loan losses	(71)	-
Net gain on sale of premises and equipment	-	(25)
Increase in cash surrender value of bank-owned life insurance	(21)	(22)
Stock-based compensation	72	-
Depreciation of premises and equipment	121	100
Net gains on the sale of foreclosed assets	(21)	-
Deferred income tax expense (benefit)	11	(25)
(Increase) decrease in other assets	(68)	(212)
Increase (decrease) in other liabilities	(198)	202
Net cash provided by (used in) operating activities	(123)	302
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	3,056	1,903
Purchases	(4,340)	(8,164)
Activity in held-to-maturity securities:
Proceeds from maturities and calls	-	-
Purchases	-	-
Net (increase) decrease in loans	(180)	5,752
Proceeds from sale of foreclosed assets	29	-
Purchases of premises and equipment	(19)	(63)
Proceeds from sale of premises and equipment	-	25
Purchase of bank-owned life insurance	(5,500)	-
Net cash used in investing activities	(6,954)	(547)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	6,289	12,071
Net cash provided by financing activities	6,289	12,071
NET CHANGE IN CASH AND CASH EQUIVALENTS	(788)	11,826
CASH AND CASH EQUIVALENTS, beginning of period	40,884	25,245
CASH AND CASH EQUIVALENTS, end of period	$40,096	$37,071

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$-	$-
Acquisition of real estate in settlement of loans	$-	$120

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$113	$214
Cash paid for income taxes	$-	$-

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to St. Landry Homestead, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month periods ended March 31, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

There have been no material changes from the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

NOTE 2. COMPLETION OF STOCK OFFERING

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

The costs of issuing the common stock were deferred and deducted from the sales proceeds of the IPO at December 31, 2021. Conversion costs totaled $2.1 million at December 31, 2021. The net proceeds of the IPO of $50.8 million are reflected in the Company’s shareholders’ equity at December 31, 2021.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Company has elected to delay implementation of the standard until January 2023. Currently, the Company has implemented a software application to assist in determining our allowance for loan losses under the CECL model and is in the process of evaluating certain methodologies. The impact upon adoption of this ASU is not known and may have a material effect on the Company’s consolidated financial statements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders have observed that the additional designation of a loan modification as a TDR and the related accounting under current GAAP are unnecessarily complex and do not provide decision-useful information after the adoption of ASU 2016-13 since credit losses from TDRs are incorporated under the CECL model.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs.  For public business entities, the amendments in ASU 2022-02 also require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments in ASU 2022-02 are effective at the time of adoption of the amendments in ASU 2016-13. The Company is currently evaluating the provisions of the amendment, however, we do not expect the adoption of ASU 2022-02 to have a material effect on the Company’s consolidated financial statements.

NOTE 4. EARNINGS PER SHARE

Earnings (loss) per common share was computed based on the following:

Three Months Ended March 31,
(In thousands, except per share data)	2022
Numerator
Net income (loss) available to common shareholders	$(131)
Denominator
Weighted average common shares outstanding	5,290
Weighted average unallocated ESOP shares	(415)
Weighted average shares	4,875
Basic earnings (loss) per common share	$(0.03)

During the three months ended March 31, 2022, there were no convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share. At and during the three months ended March 31, 2021, the Company did not have any common shares outstanding. The Company completed its initial public offering (“IPO”) of stock in connection with the Bank’s conversion from the mutual to the stock form of organization on October 12, 2021.

NOTE 5. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	March 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,914	$2	$(4,767)	$70,149
U.S. Government and agency obligations	10,974	-	(594)	10,380
Municipal obligations	4,467	-	(347)	4,120
Total available-for-sale	$90,355	$2	$(5,708)	$84,649
Securities held-to-maturity
U.S. Government and agency obligations	$13,016	$-	$(1,287)	$11,729
Municipal obligations	476	-	(24)	452
Total held-to-maturity	$13,492	$-	$(1,311)	$12,181

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$87	$(798)	$74,663
U.S. Government and agency obligations	9,347	1	(111)	9,237
Municipal obligations	4,482	-	(43)	4,439
Total available-for-sale	$89,203	$88	$(952)	$88,339
Securities held-to-maturity
U.S. Government and agency obligations	$13,019	$23	$(375)	$12,667
Municipal obligations	479	6	-	485
Total held-to-maturity	$13,498	$29	$(375)	$13,152

There were no securities transferred between classifications during the first three months of 2022 or in 2021.

Investment securities with a carrying amount of approximately $10.5 million and $10.2 million, respectively, were pledged to secure deposits as required or permitted by law at March 31, 2022 and December 31, 2021.

The following is a summary of maturities of securities held-to-maturity and available-for-sale at March 31, 2022 and December 31, 2021:

	March 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	11,401	10,906	-	-
After five through ten years	13,363	12,653	9,476	8,498
After ten years	65,591	61,090	4,016	3,683
Total	$90,355	$84,649	$13,492	$12,181

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	8,431	8,396	-	-
After five through ten years	12,695	12,604	9,479	9,157
After ten years	68,077	67,339	4,019	3,995
Total	$89,203	$88,339	$13,498	$13,152

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at March 31, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$64,650	$(4,256)	$5,103	$(511)	$69,753	$(4,767)
U.S. Government and agency obligations	8,600	(374)	1,780	(220)	10,380	(594)
Municipal obligations	3,051	(247)	1,069	(100)	4,120	(347)
Total available-for-sale	$76,301	$(4,877)	$7,952	$(831)	$84,253	$(5,708)
Securities held-to-maturity
U.S. Government and agency obligations	$2,831	$(185)	$8,898	$(1,102)	$11,729	$(1,287)
Municipal obligations	452	(24)	-	-	452	(24)
Total held-to-maturity	$3,283	$(209)	$8,898	$(1,102)	$12,181	$(1,311)
Total	$79,584	$(5,086)	$16,850	$(1,933)	$96,434	$(7,019)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$68,412	$(746)	$1,889	$(52)	$70,301	$(798)
U.S. Government and agency obligations	5,697	(24)	1,913	(87)	7,610	(111)
Municipal obligations	3,283	(24)	1,156	(19)	4,439	(43)
Total available-for-sale	$77,392	$(794)	$4,958	$(158)	$82,350	$(952)
Securities held-to-maturity
U.S. Government and agency obligations	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Municipal obligations	-	-	-	-	-	-
Total held-to-maturity	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Total	$79,332	$(855)	$12,643	$(472)	$91,975	$(1,327)

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

At March 31, 2022, there were 86 securities with an unrealized loss, compared to 67 securities with an unrealized loss at December 31, 2021. The securities in unrealized loss positions consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 6.  LOANS RECEIVABLE

Loans receivable at March 31, 2022 and December 31, 2021 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans
One- to four-family residential	$87,144	$87,303
Commercial real estate	22,611	23,112
Construction and land	4,739	4,079
Multi-family residential	3,367	4,589
Total real estate loans	117,861	119,083
Other loans
Commercial and industrial	10,119	8,374
Consumer	4,023	4,385
Total other loans	14,142	12,759
Total loans	132,003	131,842
Less: Allowance for loan losses	(2,173)	(2,276)
Net loans	$129,830	$129,566

The following tables outline the changes in the allowance for loan losses by collateral type for the three months ended March 31, 2022 and 2021.

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(53)	$(55)	$30	$1,495
Commercial real estate	370	(37)	-	-	333
Construction and land	55	4	-	-	59
Multi-family residential	73	(22)	-	-	51
Commercial and industrial	137	41	(2)	-	176
Consumer	68	(4)	(6)	1	59
Total	$2,276	$(71)	$(63)	$31	$2,173

	For the Three Months Ended March 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,910	$(48)	$(82)	$24	$1,804
Commercial real estate	744	(7)	-	-	737
Construction and land	82	(15)	-	-	67
Multi-family residential	68	(1)	-	-	67
Commercial and industrial	101	5	-	-	106
Consumer	78	41	(7)	5	117
Unallocated	39	25	-	-	64
Total	$3,022	$-	$(89)	$29	$2,962

The following tables outline the changes in the allowance for loan losses individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at March 31, 2022 and December 31, 2021.

	March 31, 2022			December 31, 2021
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$340	$1,155	$1,495	$319	$1,254	$1,573
Commercial real estate	-	333	333	-	370	370
Construction and land	-	59	59	-	55	55
Multi-family residential	-	51	51	-	73	73
Commercial and industrial	17	159	176	17	120	137
Consumer	-	59	59	-	68	68
Total	$357	$1,816	$2,173	$336	$1,940	$2,276
Loans
One- to four-family residential	$2,901	$84,243	$87,144	$2,266	$85,037	$87,303
Commercial real estate	51	22,560	22,611	-	23,112	23,112
Construction and land	62	4,677	4,739	37	4,042	4,079
Multi-family residential	-	3,367	3,367	-	4,589	4,589
Commercial and industrial	17	10,102	10,119	18	8,356	8,374
Consumer	-	4,023	4,023	-	4,385	4,385
Total	$3,031	$128,972	$132,003	$2,321	$129,521	$131,842

A summary of current, past due and nonaccrual loans as of March 31, 2022 and December 31, 2021 follows:

	As of March 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,798	$-	$571	$2,369	$84,211	$564	$87,144
Commercial real estate	261	-	-	261	22,298	52	22,611
Construction and land	7	-	62	69	4,667	3	4,739
Multi-family residential	-	-	-	-	3,367	-	3,367
Commercial and industrial	-	-	17	17	10,102	-	10,119
Consumer	12	-	-	12	4,011	-	4,023
Total	$2,078	$-	$650	$2,728	$128,656	$619	$132,003

	As of December 31, 2021
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,116	$-	$411	$2,527	$84,396	$380	$87,303
Commercial real estate	133	-	-	133	22,979	-	23,112
Construction and land	62	-	31	93	3,949	37	4,079
Multi-family residential	-	-	-	-	4,589	-	4,589
Commercial and industrial	-	-	17	17	8,356	1	8,374
Consumer	32	1	13	46	4,339	-	4,385
Total	$2,343	$1	$472	$2,816	$128,608	$418	$131,842

The Company was not committed to lend any additional funds on nonaccrual loans at March 31, 2022 or December 31, 2021. At March 31, 2022 and December 31, 2021, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $158,000 and $47,000, respectively.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. During the three months ended March 31, 2022, no loans were modified in a manner deemed to constitute a TDR. Information pertaining to loans modified during the year ended December 31, 2021 follows:

		Recorded Investment
(Dollars in thousands)	Number of Contracts	Pre-modification	Post-modification
December 31, 2021
One- to four-family residential	3	$186	$189
Total	3	$186	$189

Troubled debt restructured loans were modified to defer principal and extend maturity on average for three months. All three loans modified during the year ended December 31, 2021 defaulted after modification. The modifications and defaults did not have a significant impact on the determination of the allowance for loan losses. The Company has no commitments to loan additional funds to the borrowers whose loans have been modified.

Information on impaired loans as of March 31, 2022 and December 31, 2021 follows:

	As of and for the Three Months Ended March 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,117	$784	$3,502	$340	$2,911	$21
Commercial real estate	51	-	52	-	52	-
Construction and land	62	-	70	-	62	-
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	17	17	17	17	-
Consumer	-	-	-	-	-	-
Total	$2,230	$801	$3,641	$357	$3,042	$21

	As of and for the Year Ended December 31, 2021
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$1,153	$1,113	$3,128	$319	$2,365	$67
Commercial real estate	-	-	-	-	-	-
Construction and land	37	-	44	-	39	-
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	1	17	21	17	20	2
Consumer	-	-	-	-	-	-
Total	$1,191	$1,130	$3,193	$336	$2,424	$69

Loans are categorized by credit quality indicators based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Credit quality classifications follow regulatory guidelines and can generally be described as follows:

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

The information for each of the credit quality indicators is updated at least quarterly in conjunction with the determination of the adequacy of the allowance for loan losses.

	March 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,237	$296	$3,611	$-	$87,144
Commercial real estate	20,492	2,010	109	-	22,611
Construction and land	4,654	-	85	-	4,739
Multi-family residential	3,367	-	-	-	3,367
Commercial and industrial	10,102	-	17	-	10,119
Consumer	4,021	2	-	-	4,023
Total	$125,873	$2,308	$3,822	$-	$132,003

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,405	$504	$3,394	$-	$87,303
Commercial real estate	20,995	2,058	59	-	23,112
Construction and land	3,990	-	89	-	4,079
Multi-family residential	3,419	1,170	-	-	4,589
Commercial and industrial	8,356	-	18	-	8,374
Consumer	4,372	-	13	-	4,385
Total	$124,537	$3,732	$3,573	$-	$131,842

NOTE 7. CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of March 31, 2022 and December 31, 2021, the Bank met all of the capital adequacy requirements to which it is subject.

At March 31, 2022 and December 31, 2021, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Common Equity Tier 1 Capital	$77,713	57.98%	$8,712	>6.5%
Tier 1 Risk-Based Capital	77,713	57.98	10,723	>8.0
Total Risk-Based Capital	79,394	59.23	13,403	>10.0
Tier 1 Leverage Capital	77,713	28.39	13,689	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

NOTE 9. FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Available-for-sale securities	$84,649	$-	$84,649	$-

December 31, 2021
Available-for-sale securities	$88,339	$-	$88,339	$-

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2022
Impaired loans	$689	$-	$-	$689
Foreclosed assets	320	-	-	320
Total	$1,009	$-	$-	$1,009
December 31, 2021
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed assets	340	-	-	340
Total	$1,360	$-	$-	$1,360

At March 31, 2022 and December 31, 2021, impaired loans with a recorded investment of $1.0 million and $1.4 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the three months ended March 31, 2022, no impairment losses on foreclosed assets were recognized.

The fair value of impaired loans and real estate owned is estimated using current appraised values less estimated costs to sell and discounts to reflect current market conditions.

NOTE 10. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Investment Securities - The fair market values of investments securities are obtained from a third-party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

Loans Receivable, net - Loans are valued using the methodology developed for Economic Value of Equity pricing, with a build-up for loans based on the U.S. Treasury yield curve, a credit risk spread and an overhead coverage rate. Loans receivable are classified within Level 3 of the fair value hierarchy.

Bank-owned Life Insurance - The cash surrender value of bank-owned life insurance approximates its fair value and is classified within Level 2 of the fair value hierarchy.

Non-maturity Deposit Liabilities - Under ASC 825-10, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, money market and checking accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 2 of the fair value hierarchy.

Certificates of Deposit - All certificates are assumed to remain on the Company’s books until maturity without any change in coupon.  Fair values are estimated using market pricing data for new CDs of similar structure and remaining maturity. Certificates of deposit are classified within Level 2 of the fair value hierarchy.

Federal Home Loan Bank Borrowings - Data is taken from the Company’s FHLB Customer Profile report.  All borrowings are priced using current advance pricing data from the FHLB’s website for new borrowings of similar structure and remaining maturity. FHLB borrowings are classified within Level 2 of the fair value hierarchy.

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

The estimated fair values of the Bank’s financial instruments as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,096	$40,096	$40,096	$-	$-
Investment securities:
Available-for-sale	84,649	84,649	-	84,649	-
Held-to-maturity	13,492	12,181	-	12,181	-
Loans receivable, net	129,830	128,464	-	-	128,464
Bank-owned life insurance	8,824	8,824	-	8,824	-
Financial Liabilities:
Deposits	183,084	182,839	-	182,839	-
Borrowed funds	9,063	8,170	-	8,170	-

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,884	$40,884	$40,884	$-	$-
Investment securities:
Available-for-sale	88,339	88,339	-	88,339	-
Held-to-maturity	13,498	13,152	-	13,152	-
Loans receivable, net	129,566	128,591	-	-	128,591
Bank-owned life insurance	3,303	3,303	-	3,303	-
Financial Liabilities:
Deposits	176,795	176,869	-	176,869	-
Borrowed funds	9,018	8,720	-	8,720	-

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. It is not practical to estimate the fair value of Federal Home Loan Bank (“FHLB”) and First National Bankers Bank stock because they are not marketable. The carrying amount of investments without readily determinable fair value  are reported in the Consolidated Statements of Financial Condition at historical cost.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations at March 31, 2022 and for the three months ended March 31, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

Overview

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in the Acadiana region of south-central Louisiana. We are headquartered in Opelousas, Louisiana and serve our customers through six full-service branches located in Carencro, Eunice, Lafayette, Opelousas, and Port Barre. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. We are re-focusing our business strategy to a relationship-based community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. The Conversion and offering were important factors in our efforts to become a more dynamic, profitable and growing institution.

At March 31, 2022, total assets were $287.3 million, including total loans of $132.0 million and total investment securities of $98.1 million, total deposits were $183.1 million and total equity was $94.5 million. The Company reported a net loss of $131,000 for the three months ended March 31, 2022, compared to net income of $151,000 for the three months ended March 31, 2021. The decrease in net income over the comparable three-month periods was primarily due to an increase in non-interest expense of $462,000, or 26.8%, partially offset by an increase in net interest income after the reversal of loan losses of $102,000. During the three months ended March 31, 2022, the Company recorded a reversal to the allowance for loan losses of $71,000. No provision for or reversal of loan losses was recorded for the three months ended March 31, 2021.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies.

As an emerging growth company, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We intend to take advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover probable and reasonably estimable losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available. The allowance for loans losses totaled $2.2 million, or 1.65% of total loans, at March 31, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021.  The decrease in the allowance for loan losses primarily related to improvements in our assessment of the impact of the COVID-19 pandemic on our borrowers.

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Declines in the estimated fair value of individual investment securities below their cost that are considered other-than-temporary are recognized as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. At March 31, 2022 and December 31, 2021, net unrealized losses on available-for-sale securities totaled $5.7 million and $864,000, respectively. The increase in unrealized losses on available-for-sale securities relate principally to the change in interest rates for similar types of securities. No declines in fair value of available-for-sale securities were deemed to be other-than-temporary.

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

COVID-19

In light of the recent events surrounding the COVID-19 epidemic, the Company is continually assessing the effects of the pandemic on its employees, customers and communities. The CARES Act, enacted in March of 2020, contains many provisions related to banking, lending, mortgage forbearance and taxation. We have supported our customers through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. We have funded 240 SBA PPP loans totaling approximately $8.5 million with an average initial loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. In addition, we have granted modifications, generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date, to 204 loans with principal balances totaling $28.2 million under the CARES Act. The Company handles loan modification requests on a case-by-case basis considering the effects of the COVID-19 pandemic, the related economic slowdown and stay-at-home orders on our customers and their current and projected cash flows through the terms of their respective loans. We believe the customer interaction during this time provides us with an opportunity to broaden and deepen our customer relationships while benefiting the local communities we serve. As of March 31, 2022 and December 31, 2021, the total unpaid principal balance of PPP loans totaled $841,000 and $2.8 million, respectively. We had no loans under deferral or extension agreements due to COVID-19 at March 31, 2022 or December 31, 2021.

The Company has worked with customers affected by COVID-19 through modifications of their loans. In accordance with guidance from the Federal Deposit Insurance Corporation (the “FDIC”), borrowers who were current prior to becoming affected by COVID-19, that received loan modifications as a result of the pandemic, generally were not reported as past due. Effects of COVID-19 may negatively impact management assumptions and estimates, such as the allowance for loan losses. The Company is evaluating all loan modifications to customers to identify and quantify any impact they may have on the Company. However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.

Comparison of Financial Condition at March 31, 2022 and December 31, 2021

Total Assets.  Total assets increased $1.9 million, or 0.7%, to $287.3 million at March 31, 2022 from $285.3 million at December 31, 2021. The increase resulted primarily from a $5.5 million increase in bank-owned life insurance, partially offset by a decrease of $3.7 million in available-for-sale securities.

Cash and Cash Equivalents. Cash and cash equivalents decreased by $788,000, or 1.9%, to $40.1 million at March 31, 2022, compared to $40.9 million at December 31, 2021. The decrease resulted primarily from the purchase of $5.5 million in bank-owned life insurance and purchases of available-for-sale securities, net of proceeds from maturities, calls and paydowns, of $1.3 million, partially offset by a net increase in total deposits of $6.3 million.

Loans.  Total loans receivable increased by $161,000, or 0.1%, to $132.0 million at March 31, 2022, compared to $131.8 million at December 31, 2021. During the three months ended March 31, 2022, our total real estate loan portfolio decreased by $1.2 million, due primarily to a $1.2 million decrease in multi-family residential loans. Our total commercial and industrial loans increased by $1.7 million to $10.1 million at March 31, 2022, compared to $8.4 million at December 31, 2021. The total unpaid principal balance of PPP loans, included in commercial and industrial loans, amounted to $841,000 at March 31, 2022, down $1.9 million from $2.8 million at December 31, 2021.

Allowance for Loan Losses. The allowance for loans losses totaled $2.2 million, or 1.65% of total loans, at March 31, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021. The decline in the ratio of the allowance for loan losses to total loans primarily reflects continued improvement in our assessment of the impact of the COVID-19 pandemic on our borrowers.  During the three months ended March 31, 2022, net loan charge-offs totaled $32,000 and the Company recorded a reversal to the allowance for loan losses of $71,000.

Investment Securities.  Our total investment securities, available-for-sale and held-to-maturity, amounted to $98.1 million at March 31, 2022, a decrease of $3.7 million, or 3.6%, compared to $101.8 million in investment securities at December 31, 2021. Net unrealized losses on securities available-for-sale totaled $5.7 million at March 31, 2022, compared to $864,000 at December 31, 2021. The increase in unrealized losses on available-for-sale securities related principally to increases in market interest rates for similar securities. At March 31, 2022, $84.6 million, or 86.3%, of our total investment securities were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the three months ended March 31, 2022, purchases of $4.3 million of investment securities exceeded $3.1 million of maturities, calls and principal repayments.

Deposits.  Our total deposits amounted to $183.1 million at March 31, 2022, an increase of $6.3 million, or 3.6%, compared to December 31, 2021. This increase resulted primarily from increases in NOW accounts and demand deposit accounts, up $3.6 million and $2.8 million, respectively, from December 31, 2021.

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.1 million at March 31, 2022, compared to $9.0 million at December 31, 2021. The $45,000 increase in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. In December 2020, a total of $15.0 million of long-term FHLB advances were paid off, with resulting prepayment penalties of $1.5 million being charged to earnings. The remaining $10.0 million of long-term debt was restructured to longer maturities at then current interest rates. An additional prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt.

Shareholders’ Equity.  Shareholders’ equity decreased $3.9 million to $94.5 million at March 31, 2022 compared to $98.3 million at December 31, 2021. The primary reason for the decrease in total shareholders’ equity was a $3.8 million increase in the Company’s accumulated other compressive loss position due to unrealized losses on available-for-sale securities. At March 31, 2022, our ratio of total shareholders’ equity to total assets was 32.9% compared to 34.5% at December 31, 2021.

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	March 31,	December 31,
(Dollars in thousands)	2022	2021
Non-accruing loans
One- to four-family residential	$1,135	$791
Commercial real estate	52	-
Construction and land	65	68
Multi-family residential	-	-
Commercial and industrial	17	18
Consumer	-	13
Total non-accruing loans	1,269	890
Accruing loans 90 days or more past due
One- to four-family residential	-	-
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	1
Total accruing loans 90 days or more past due	-	1
Total non-performing loans	1,269	891
Foreclosed assets	320	340
Total non-performing assets	1,589	1,231
Performing troubled debt restructurings	1,153	1,873
Total non-performing assets and performing TDRs	$2,742	$3,104
Total loans	$132,003	$131,842
Total assets	$287,272	$285,349
Total non-accruing loans as a percentage of total loans	0.96%	0.68%
Total non-performing loans as a percentage of total loans	0.96%	0.68%
Total non-performing loans as a percentage of total assets	0.44%	0.31%
Total non-performing assets as a percentage of total assets	0.55%	0.43%

Comparison of Results of Operations for the Three Months Ended March 31, 2022 and 2021.

General. For the three months ended March 31, 2022, the Company reported a net loss of $131,000, compared to net income of $151,000 for the three months ended March 31, 2021. The decrease in net income over the comparable three-month periods was primarily due to an increase in non-interest expense of $462,000, or 26.8%, partially offset by an increase in net interest income after the reversal of loan losses of $102,000. During the three months ended March 31, 2022, the Company recorded a reversal to the allowance for loan losses of $71,000. No provision for or reversal of loan losses was recorded for the three months ended March 31, 2021.

Interest Income. Total interest income decreased $32,000, or 1.6%, to $1.9 million for the three months ended March 31, 2022, compared to the three months ended March 31, 2021. This decrease was primarily attributable to a $245,000 decrease in interest income on loans receivable, partially offset by an increase in income on investment securities of $208,000. The decrease in interest income on loans was due to a reduction in the average balance of our loans of $18.4 million, or 12.4%, to $130.8 million for the three months ended March 31, 2022 from $149.2 million for the three months ended March 31, 2021. The increase in interest income on investment securities was primarily due to an increase in the average balance of total investment securities of $60.8 million, or 149.9%, compared to the three months ended March 31, 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our initial public offering into the investment securities portfolio.

Interest Expense. Total interest expense decreased $63,000, or 28.3%, to $160,000 for the three months ended March 31, 2022 from $223,000 for the three months ended March 31, 2021. Interest expense on deposits was $92,000 during the three months ended March 31, 2022, down $63,000, or 40.6%, from $155,000 for the three months ended March 31, 2021.  While the average balance of our total interest-bearing deposits increased by $5.3 million, or 3.7%, to $147.8 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021, the average rate paid on interest-bearing deposits decreased by 19 basis points to 0.25% for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Net Interest Income. Net interest income was $1.8 million for the three months ended March 31, 2022, an increase of $31,000, or 1.8%, compared to the three months ended March 31, 2021. Our interest rate spread was 2.44% and 3.06% for the three months ended March 31, 2022 and 2021, respectively. Our net interest margin was 2.61% and 3.24% for the three months ended March 31, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the comparable periods was primarily the result of a continuing low interest rate environment and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans. These factors reduced average yield earned on total interest-earning assets in an amount which more than offset the reduction in the average cost of our interest-bearing liabilities.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Taxable equivalent (“TE”) yields have been calculated using a marginal tax rate of 21%. All average balances are based on daily balances.

	Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$130,755	$1,563	4.85%	$149,183	$1,808	4.92%
Investment securities(TE)	101,348	329	1.31	40,551	121	1.21
Other interest-earning assets	39,605	19	0.20	25,901	14	0.22
Total interest-earning assets(TE)	271,708	1,911	2.85	215,635	1,943	3.66
Non-interest-earning assets	14,938			14,039
Total assets	$286,646			$229,674
Interest-bearing liabilities:
Savings, NOW and money market accounts	81,885	24	0.12	73,444	32	0.18
Certificates of deposit	65,939	68	0.42	69,082	123	0.72
Total deposits	147,824	92	0.25	142,526	155	0.44
FHLB advances	9,034	68	3.02	8,854	68	3.07
Total interest-bearing liabilities	156,858	160	0.41	151,380	223	0.60
Non-interest-bearing liabilities	32,623			27,590
Total liabilities	189,481			178,970
Shareholders' equity	97,165			50,704
Total liabilities and shareholders' equity	$286,646			$229,674
Net interest-earning assets	$114,850			$64,255
Net interest income; average interest rate spread(TE)		$1,751	2.44%		$1,720	3.06%
Net interest margin(TE)(2)			2.61%			3.24%
Average interest-earning assets to average interest-bearing liabilities			173.22%			142.45%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended March 31, 2022
	compared to Three Months Ended March 31, 2021
	Increase (Decrease) Due to
(Dollars in thousands)	Rate	Volume	Total Increase (Decrease)
Interest income:
Loans receivable	$(24)	$(221)	$(245)
Investment securities	12	196	208
Other interest-earning assets	(2)	7	5
Total interest income	(14)	(18)	(32)
Interest expense:
Savings, NOW and money market accounts	(11)	3	(8)
Certificates of deposit	(50)	(5)	(55)
Total deposits	(61)	(2)	(63)
FHLB advances and other borrowings	(1)	1	—
Total interest expense	(62)	(1)	(63)
Increase (decrease) in net interest income	$48	$(17)	$31

Provision for Loan Losses.  During the three months ended March 31, 2022, the Company recorded a reversal to the allowance for loan losses of $71,000 primarily due to continued improvement in our assessment of the impact of the COVID-19 pandemic on our borrowers. No provision for or reversal of loan losses was recorded for the three months ended March 31, 2021. The ratio of the allowance for loan losses to total loans was 1.65% at March 31, 2022.

Non-interest Income.  Non-interest income increased $10,000, or 5.3%, to $197,000 for the three months ended March 31, 2022 from $187,000 for the three months ended March 31, 2021. The increase was primarily due to an increase of $45,000 in income from service charges on deposit accounts, partially offset by the absence of gains on the sale of fixed assets during the three months ended March 31, 2022 and a decline in other non-interest income over the comparable periods. Gains on the sale of fixed assets totaled $25,000 during the three months ended March 31, 2021.

Non-interest Expense.  Non-interest expense increased $462,000, or 26.8%, to $2.2 million for the three months ended March 31, 2022, compared to $1.7 million for the three months ended March 31, 2021. On October 12, 2021, the Company completed its initial public offering and the mutual-to-stock conversion of the Bank. The increase in non-interest expense primarily reflects the costs associated with operating as a public company and additional personnel.

Salaries and employee benefits expense totaled $1.3 million for the three months ended March 31, 2022, an increase of $194,000, or 18.2%, over the comparable period in 2021 primarily due to additional personnel and ESOP compensation expense of $72,000 recognized in the 2022 period. The Company’s ESOP commenced during the fourth quarter of 2021. Occupancy and equipment expense totaled $210,000 for the three months ended March 31, 2022, an increase of $28,000, or 15.4%, over the comparable period in 2021 primarily due to expenses related to an additional branch location opened in November 2021. Data processing and communication expense totaled $208,000 for the three months ended March 31, 2022, an increase of $34,000, or 19.5%, over the comparable period in 2021 primarily due to the cost of technology resources for additional personnel and the new branch location. Professional fees totaled $140,000 for the three months ended March 31, 2022, an increase of $67,000, or 91.8%, over the comparable period in 2021 primarily due to public company consulting and legal services. Advertising and marketing expense totaled $42,000 for the three months ended March 31, 2022, an increase of $33,000 over the comparable period in 2021 primarily due to the costs incurred for the planned rebranding of the Bank. Franchise and shares tax expense totaled $58,000 for the three months ended March 31, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Income Tax Expense.  The Company reported an income benefit of $38,000 for the three months ended March 31, 2022, compared to income tax expense of $30,000 for the three months ended March 31, 2021. The change in income tax expense over the comparable three-month periods was primarily due to the change in taxable earnings.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2022, we had outstanding advances from the FHLB with a carrying value of $9.1 million, and had the capacity to borrow approximately an additional $47.5 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $123,000 for the three months ended March 31, 2022. Net cash used in investing activities, which consists primarily of net change in loans receivable and net change in investment securities, was $7.0 million for the three months ended March 31, 2022. Net cash provided by financing activities, consisting primarily of the activity in deposit accounts and FHLB advances, was $6.3 million for the three months ended March 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily. We anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that a significant portion of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at March 31, 2022 and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2022
Common Equity Tier 1 Capital	$77,713	57.98%	$8,712	>6.5%
Tier 1 Risk-Based Capital	77,713	57.98	10,723	>8.0
Total Risk-Based Capital	79,394	59.23	13,403	>10.0
Tier 1 Leverage Capital	77,713	28.39	13,689	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

Off-balance Sheet Arrangements and Other Commitments

At March 31, 2022, we had $1.0 million of remaining funds to be disbursed on construction loans in process and $11.7 million of outstanding commitments to originate loans. Our total letters and lines of credit, unused overdraft privilege amounts and unused lines of credit totaled $6.1 million at March 31, 2022. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2022, totaled $51.4 million. Management expects that a substantial portion of the maturing certificates of deposit will be renewed. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2022.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at March 31, 2022	To 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Commitments to originate loans	$11,747	$11,747	$-	$-	$-
Unused lines of credit	4,970	1,929	1,874	-	1,167
Undisbursed portion of construction loans in process	1,029	1,028	-	1	-
Unused overdraft privilege amounts	1,088	-	-	-	1,088
Letters of credit	2	2	-	-	-
Total commitments	$18,836	$14,706	$1,874	$1	$2,255

The following table summarizes our contractual cash obligations at March 31, 2022.

		Payments Due By Period
(Dollars in thousands)	Total at March 31, 2022	To 1 Year	1 - 3 Years	4 - 5 Years	After 5 Years
Certificates of deposit	$65,539	$51,412	$12,957	$1,170	$-
FHLB advances	10,000	-	-	3,000	7,000
Total long-term debt	75,539	51,412	12,957	4,170	7,000
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$75,539	$51,412	$12,957	$4,170	$7,000

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

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

CATALYST BANCORP, INC.

Date: May 13, 2022	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 13, 2022	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)