Form 10-Q
period 2022-06-30
Catalyst Bancorp, Inc.
filed 2022-08-12
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 5,290,000 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 10, 2022.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Non-interest-bearing cash	$4,553	$4,933
Interest-bearing cash and due from banks	24,582	35,951
Total cash and cash equivalents	29,135	40,884
Investment securities:
Securities available-for-sale, at fair value	82,276	88,339
Securities held-to-maturity (fair values of $11,502 and $13,152, respectively)	13,486	13,498
Loans receivable, net of unearned income	133,624	131,842
Allowance for loan losses	(1,980)	(2,276)
Loans receivable, net	131,644	129,566
Accrued interest receivable	556	579
Foreclosed assets	320	340
Premises and equipment, net	6,494	6,577
Stock in correspondent banks, at cost	1,795	1,793
Bank-owned life insurance	13,422	3,303
Other assets	1,855	470
TOTAL ASSETS	$280,983	$285,349

LIABILITIES
Deposits
Non-interest-bearing	$30,400	$30,299
Interest-bearing	148,335	146,496
Total deposits	178,735	176,795
Advances from Federal Home Loan Bank	9,108	9,018
Other liabilities	727	1,190
TOTAL LIABILITIES	188,570	187,003

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,290,000 issued and outstanding	53	53
Additional paid-in capital	50,838	50,802
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,073)	(4,179)
Retained earnings	52,240	52,353
Accumulated other comprehensive income (loss)	(6,645)	(683)
TOTAL SHAREHOLDERS' EQUITY	92,413	98,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$280,983	$285,349

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021		2022	2021
INTEREST INCOME
Loans receivable, including fees	$1,555		$1,865	$3,118		$3,673
Investment securities	352		141	681		262
Other	58		10	77		24
Total interest income	1,965		2,016	3,876		3,959
INTEREST EXPENSE
Deposits	87		135	179		290
Advances from Federal Home Loan Bank	68		68	136		136
Total interest expense	155		203	315		426
Net interest income	1,810		1,813	3,561		3,533
Provision for (reversal of) loan losses	(189)		(286)	(260)		(286)
Net interest income after provision for (reversal of) loan losses	1,999		2,099	3,821		3,819
NON-INTEREST INCOME
Service charges on deposit accounts	182		160	350		283
Gain (loss) on disposals and sales of fixed assets	(77)		-	(77)		25
Bank-owned life insurance	98		23	119		45
Federal community development grant	171		-	171		-
Other	5		7	13		24
Total non-interest income	379		190	576		377
NON-INTEREST EXPENSE
Salaries and employee benefits	1,218		1,180	2,479		2,247
Occupancy and equipment	227		172	437		354
Data processing and communication	242		181	450		355
Professional fees	175		94	315		167
Directors’ fees	55		70	110		141
ATM and debit card	59		46	108		89
Foreclosed assets, net	(2)		42	(19)		35
Advertising and marketing	109		12	151		21
Franchise and shares tax	58		-	116		-
Regulatory fees and assessments	33		31	69		63
Insurance	34		10	66		21
Printing, supplies and postage	51		35	80		55
Other	122		93	207		144
Total non-interest expense	2,381		1,966	4,569		3,692
Income (loss) before income tax expense (benefit)	(3)		323	(172)		504
Income tax expense (benefit)	(21)		63	(59)		93
NET INCOME (LOSS)	$18		$260	$(113)		$411

Earnings (loss) per share - basic	$0.01	$	N/A	$(0.02)	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income (loss)	$18	$260	$(113)	$411
Net change in unrealized gains (losses) on available-for-sale securities	(2,705)	145	(7,547)	(268)
Income tax effect	568	(30)	1,585	56
Total other comprehensive income (loss)	(2,137)	115	(5,962)	(212)
Total comprehensive income (loss)	$(2,119)	$375	$(6,075)	$199

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, MARCH 31, 2021	$-	$-	$-	$50,577	$(220)	$50,357
Net income (loss)	-	-	-	260	-	260
Other comprehensive income (loss)	-	-	-	-	115	115
BALANCE, JUNE 30, 2021	$-	$-	$-	$50,837	$(105)	$50,732

BALANCE, MARCH 31, 2022	$53	$50,821	$(4,126)	$52,222	$(4,508)	$94,462
Net income (loss)	-	-	-	18	-	18
Other comprehensive income (loss)	-	-	-	-	(2,137)	(2,137)
ESOP shares released for allocation	-	17	53	-	-	70
BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,240	$(6,645)	$92,413

BALANCE, DECEMBER 31, 2020	$-	$-	$-	$50,426	$107	$50,533
Net income (loss)	-	-	-	411	-	411
Other comprehensive income (loss)	-	-	-	-	(212)	(212)
BALANCE, JUNE 30, 2021	$-	$-	$-	$50,837	$(105)	$50,732

BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,353	$(683)	$98,346
Net income (loss)	-	-	-	(113)	-	(113)
Other comprehensive income (loss)	-	-	-	-	(5,962)	(5,962)
ESOP shares released for allocation	-	36	106	-	-	142
BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,240	$(6,645)	$92,413

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(113)	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	263	191
Federal Home Loan Bank stock dividends	(2)	(4)
Amortization of prepayment penalties on debt restructuring	90	90
Provision for (reversal of) loan losses	(260)	(286)
Net loss (gain) on disposals and sales of premises and equipment	77	(25)
Increase in cash surrender value of bank-owned life insurance	(119)	(45)
Stock-based compensation	142	-
Depreciation of premises and equipment	237	202
Net writedowns and losses (gains) on the sale of foreclosed assets	(25)	40
Deferred income tax expense (benefit)	51	(27)
(Increase) decrease in other assets	(157)	(544)
Increase (decrease) in other liabilities	(133)	455
Net cash provided by operating activities	51	458
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	5,968	3,846
Purchases	(7,703)	(25,418)
Activity in held-to-maturity securities:
Proceeds from maturities and calls	-	2,000
Net (increase) decrease in loans	(1,803)	11,210
Proceeds from sale of foreclosed assets	29	-
Purchases of premises and equipment	(231)	(1,258)
Proceeds from sale of premises and equipment	-	25
Purchase of bank-owned life insurance	(10,000)	-
Net cash used in investing activities	(13,740)	(9,595)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,940	12,979
Net cash provided by financing activities	1,940	12,979
NET CHANGE IN CASH AND CASH EQUIVALENTS	(11,749)	3,842
CASH AND CASH EQUIVALENTS, beginning of period	40,884	25,245
CASH AND CASH EQUIVALENTS, end of period	$29,135	$29,087

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$-	$-
Acquisition of real estate in settlement of loans	$-	$215

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$230	$432
Cash paid for income taxes	$243	$-

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. BASIS OF PRESENTATION

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. The Bank has been in operation in the Acadiana region of south-central Louisiana since 1922 and offers commercial and retail banking products through six full-service locations.

The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to Catalyst Bank, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

The costs of issuing the common stock were deferred and deducted from the sales proceeds of the IPO at December 31, 2021. Conversion costs totaled $2.1 million at December 31, 2021. The net proceeds of the IPO of $50.8 million are reflected in the Company’s shareholders’ equity.

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Company has elected to delay implementation of the standard until January 2023. Currently, the Company has implemented a software application to assist in determining our allowance for loan losses under the CECL model and is in the process of evaluating certain methodologies. The impact upon adoption of this ASU is not known and may have a material effect on the Company’s consolidated financial statements

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders have observed that the additional designation of a loan modification as a TDR and the related accounting under current GAAP are unnecessarily complex and do not provide decision-useful information after the adoption of ASU 2016-13 since credit losses from TDRs are incorporated under the CECL model.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs.  For public business entities, the amendments in ASU 2022-02 also require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments in ASU 2022-02 are effective at the time of adoption of the amendments in ASU 2016-13. The Company is currently evaluating the provisions of the amendment; however, we do not expect the adoption of ASU 2022-02 to have a material effect on the Company’s consolidated financial statements.

NOTE 4. EARNINGS PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended June 30,	Six Months Ended June 30,
(In thousands, except per share data)	2022	2022
Numerator
Net income (loss) available to common shareholders	$18	$(113)
Denominator
Weighted average common shares outstanding	5,290	5,290
Weighted average unallocated ESOP shares	(410)	(413)
Weighted average shares	4,880	4,877
Basic earnings (loss) per common share	$0.01	$(0.02)

During the three and six months ended June 30, 2022, there were no convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share. At and during the three and six months ended June 30, 2021, the Company did not have any common shares outstanding. The Company completed its IPO of stock in connection with the Bank’s Conversion from the mutual to the stock form of organization on October 12, 2021.

NOTE 5. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,230	$6	$(7,108)	$67,128
U.S. Government and agency obligations	10,976	-	(787)	10,189
Municipal obligations	5,481	7	(529)	4,959
Total available-for-sale	$90,687	$13	$(8,424)	$82,276
Securities held-to-maturity
U.S. Government and agency obligations	$13,013	$-	$(1,953)	$11,060
Municipal obligations	473	-	(31)	442
Total held-to-maturity	$13,486	$-	$(1,984)	$11,502

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$87	$(798)	$74,663
U.S. Government and agency obligations	9,347	1	(111)	9,237
Municipal obligations	4,482	-	(43)	4,439
Total available-for-sale	$89,203	$88	$(952)	$88,339
Securities held-to-maturity
U.S. Government and agency obligations	$13,019	$23	$(375)	$12,667
Municipal obligations	479	6	-	485
Total held-to-maturity	$13,498	$29	$(375)	$13,152

There were no securities transferred between classifications during the six months ended June 30, 2022 or 2021.

Investment securities with a carrying amount of approximately $11.6 million and $10.2 million, respectively, were pledged to secure deposits as required or permitted by law at June 30, 2022 and December 31, 2021.

The following is a summary of maturities of securities held-to-maturity and available-for-sale at June 30, 2022 and December 31, 2021:

	June 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	11,371	10,749	-	-
After five through ten years	13,890	12,951	9,473	8,096
After ten years	65,426	58,576	4,013	3,406
Total	$90,687	$82,276	$13,486	$11,502

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	8,431	8,396	-	-
After five through ten years	12,695	12,604	9,479	9,157
After ten years	68,077	67,339	4,019	3,995
Total	$89,203	$88,339	$13,498	$13,152

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at June 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$58,861	$(5,993)	$7,129	$(1,115)	$65,990	$(7,108)
U.S. Government and agency obligations	8,505	(471)	1,684	(316)	10,189	(787)
Municipal obligations	2,899	(388)	1,023	(141)	3,922	(529)
Total available-for-sale	$70,265	$(6,852)	$9,836	$(1,572)	$80,101	$(8,424)
Securities held-to-maturity
U.S. Government and agency obligations	$2,623	$(389)	$8,436	$(1,564)	$11,059	$(1,953)
Municipal obligations	443	(31)	-	-	443	(31)
Total held-to-maturity	$3,066	$(420)	$8,436	$(1,564)	$11,502	$(1,984)
Total	$73,331	$(7,272)	$18,272	$(3,136)	$91,603	$(10,408)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$68,412	$(746)	$1,889	$(52)	$70,301	$(798)
U.S. Government and agency obligations	5,697	(24)	1,913	(87)	7,610	(111)
Municipal obligations	3,283	(24)	1,156	(19)	4,439	(43)
Total available-for-sale	$77,392	$(794)	$4,958	$(158)	$82,350	$(952)
Securities held-to-maturity
U.S. Government and agency obligations	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Municipal obligations	-	-	-	-	-	-
Total held-to-maturity	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Total	$79,332	$(855)	$12,643	$(472)	$91,975	$(1,327)

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

At June 30, 2022, the Company held 90 securities with an unrealized loss, compared to 67 securities with an unrealized loss at December 31, 2021. The securities in unrealized loss positions consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 6.  LOANS RECEIVABLE

Loans receivable at June 30, 2022 and December 31, 2021 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans
One- to four-family residential	$89,531	$87,303
Commercial real estate	21,521	23,112
Construction and land	3,843	4,079
Multi-family residential	3,315	4,589
Total real estate loans	118,210	119,083
Other loans
Commercial and industrial	11,410	8,374
Consumer	4,004	4,385
Total other loans	15,414	12,759
Total loans	133,624	131,842
Less: Allowance for loan losses	(1,980)	(2,276)
Net loans	$131,644	$129,566

The following tables outline the changes in the allowance for loan losses by collateral type for the six months ended June 30, 2022 and 2021.

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(173)	$(69)	$55	$1,386
Commercial real estate	370	(78)	-	-	292
Construction and land	55	(14)	-	-	41
Multi-family residential	73	(29)	-	-	44
Commercial and industrial	137	37	(21)	7	160
Consumer	68	(3)	(11)	3	57
Total	$2,276	$(260)	$(101)	$65	$1,980

	For the Six Months Ended June 30, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,910	$(199)	$(117)	$35	$1,629
Commercial real estate	744	(31)	-	-	713
Construction and land	82	(27)	-	-	55
Multi-family residential	68	(7)	-	-	61
Commercial and industrial	101	2	-	-	103
Consumer	78	(12)	(15)	10	61
Unallocated	39	(12)	-	-	27
Total	$3,022	$(286)	$(132)	$45	$2,649

The following tables outline the changes in the allowance for loan losses individually and collectively evaluated for impairment, and the amount of loans individually and collectively evaluated for impairment at June 30, 2022 and December 31, 2021.

	June 30, 2022			December 31, 2021
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$280	$1,106	$1,386	$319	$1,254	$1,573
Commercial real estate	-	292	292	-	370	370
Construction and land	-	41	41	-	55	55
Multi-family residential	-	44	44	-	73	73
Commercial and industrial	-	160	160	17	120	137
Consumer	-	57	57	-	68	68
Total	$280	$1,700	$1,980	$336	$1,940	$2,276
Loans
One- to four-family residential	$2,569	$86,962	$89,531	$2,266	$85,037	$87,303
Commercial real estate	50	21,471	21,521	-	23,112	23,112
Construction and land	61	3,782	3,843	37	4,042	4,079
Multi-family residential	-	3,315	3,315	-	4,589	4,589
Commercial and industrial	-	11,410	11,410	18	8,356	8,374
Consumer	-	4,004	4,004	-	4,385	4,385
Total	$2,680	$130,944	$133,624	$2,321	$129,521	$131,842

A summary of current, past due and nonaccrual loans as of June 30, 2022 and December 31, 2021 follows:

	As of June 30, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,571	$41	$691	$2,303	$86,787	$441	$89,531
Commercial real estate	176	-	51	227	21,294	-	21,521
Construction and land	-	-	26	26	3,780	37	3,843
Multi-family residential	-	-	-	-	3,315	-	3,315
Commercial and industrial	61	-	-	61	11,349	-	11,410
Consumer	36	-	-	36	3,968	-	4,004
Total	$1,844	$41	$768	$2,653	$130,493	$478	$133,624

	As of December 31, 2021
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,116	$-	$411	$2,527	$84,396	$380	$87,303
Commercial real estate	133	-	-	133	22,979	-	23,112
Construction and land	62	-	31	93	3,949	37	4,079
Multi-family residential	-	-	-	-	4,589	-	4,589
Commercial and industrial	-	-	17	17	8,356	1	8,374
Consumer	32	1	13	46	4,339	-	4,385
Total	$2,343	$1	$472	$2,816	$128,608	$418	$131,842

The Company was not committed to lend any additional funds on nonaccrual loans at June 30, 2022 or December 31, 2021. At June 30, 2022 and December 31, 2021, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $115,000 and $47,000, respectively.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. During the six months ended June 30, 2022, no loans were modified in a manner deemed to constitute a TDR. Information pertaining to loans modified during the year ended December 31, 2021 follows:

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

Information on impaired loans as of June 30, 2022 and December 31, 2021 follows:

	June 30, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,762	$807	$3,040	$280
Commercial real estate	50	-	52	-
Construction and land	61	-	69	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,873	$807	$3,161	$280

	December 31, 2021
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,153	$1,113	$3,128	$319
Commercial real estate	-	-	-	-
Construction and land	37	-	44	-
Multi-family residential	-	-	-	-
Commercial and industrial	1	17	21	17
Consumer	-	-	-	-
Total	$1,191	$1,130	$3,193	$336

The tables below present the average balances and interest income for impaired loans for the three and six months ended June 30, 2022 and 2021.

	Three Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,597	$16	$2,455	$19
Commercial real estate	51	-	-	-
Construction and land	61	-	40	-
Multi-family residential	-	-	1,190	14
Commercial and industrial	-	-	2	-
Consumer	-	-	-	-
Total	$2,709	$16	$3,687	$33

	Six Months Ended
	June 30, 2022		June 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,625	$33	$2,485	$38
Commercial real estate	51	-	-	-
Construction and land	61	-	40	-
Multi-family residential	-	-	1,195	28
Commercial and industrial	-	-	3	-
Consumer	-	-	-	-
Total	$2,737	$33	$3,723	$66

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

	June 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$86,221	$220	$3,090	$-	$89,531
Commercial real estate	20,465	950	106	-	21,521
Construction and land	3,760	-	83	-	3,843
Multi-family residential	3,315	-	-	-	3,315
Commercial and industrial	11,278	132	-	-	11,410
Consumer	4,003	1	-	-	4,004
Total	$129,042	$1,303	$3,279	$-	$133,624

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,405	$504	$3,394	$-	$87,303
Commercial real estate	20,995	2,058	59	-	23,112
Construction and land	3,990	-	89	-	4,079
Multi-family residential	3,419	1,170	-	-	4,589
Commercial and industrial	8,356	-	18	-	8,374
Consumer	4,372	-	13	-	4,385
Total	$124,537	$3,732	$3,573	$-	$131,842

NOTE 7. CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

The Bank is subject to various regulatory capital requirements administered by its primary federal regulator, the Office of the Comptroller of the Currency (“OCC”). Failure to meet minimum regulatory capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements of the Company and the Bank. Under the regulatory capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification under the prompt corrective action guidelines are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of: total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of June 30, 2022 and December 31, 2021, the Bank met all of the capital adequacy requirements to which it is subject.

At June 30, 2022 and December 31, 2021, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Common Equity Tier 1 Capital	$77,779	58.51%	$8,641	>6.5%
Tier 1 Risk-Based Capital	77,779	58.51	10,635	>8.0
Total Risk-Based Capital	79,445	59.76	13,293	>10.0
Tier 1 Leverage Capital	77,779	28.43	13,681	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

NOTE 8. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on the financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Available-for-sale securities	$82,276	$-	$82,276	$-

December 31, 2021
Available-for-sale securities	$88,339	$-	$88,339	$-

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2022
Impaired loans	$797	$-	$-	$797
Foreclosed assets	320	-	-	320
Total	$1,117	$-	$-	$1,117
December 31, 2021
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed assets	340	-	-	340
Total	$1,360	$-	$-	$1,360

At June 30, 2022 and December 31, 2021, impaired loans with a recorded investment of $1.1 million and $1.4 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the six months ended June 30, 2022, no impairment losses on foreclosed assets were recognized.

The fair value of impaired loans and foreclosed assets is estimated using  third-party appraisals of the collateral or asset held less estimated costs to sell and discounts to reflect current conditions.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$29,135	$29,135	$29,135	$-	$-
Investment securities:
Available-for-sale	82,276	82,276	-	82,276	-
Held-to-maturity	13,486	11,502	-	11,502	-
Loans receivable, net	131,644	125,918	-	-	125,918
Bank-owned life insurance	13,422	13,422	-	13,422	-
Financial Liabilities:
Deposits	178,735	177,820	-	177,820	-
Borrowed funds	9,108	7,918	-	7,918	-

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,884	$40,884	$40,884	$-	$-
Investment securities:
Available-for-sale	88,339	88,339	-	88,339	-
Held-to-maturity	13,498	13,152	-	13,152	-
Loans receivable, net	129,566	128,591	-	-	128,591
Bank-owned life insurance	3,303	3,303	-	3,303	-
Financial Liabilities:
Deposits	176,795	176,869	-	176,869	-
Borrowed funds	9,018	8,720	-	8,720	-

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

NOTE 11. SUBSEQUENT EVENTS

On March 23, 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement (“2022 Recognition and Retention Plan”), which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. A total of 529,000 shares of common stock, or 10% of the shares sold in the conversion offering, have been reserved for the future issuance pursuant to the 2022 Stock Option Plan. Options to acquire shares of common stock will be awarded with an exercise price no less than the fair market value of the common stock on the grant date. Under the terms of the 2022 Recognition and Retention Plan, the Company will contribute sufficient funds to the Recognition and Retention Plan Trust so that the Trust can purchase 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. It is currently anticipated that these shares will be acquired through open market purchases to the extent available.

As of the date of this filing, no awards have been granted and no shares have been purchased under the 2022 Stock Option Plan or the 2022 Recognition and Retention Plan. The Compensation Committee of the Board of Directors expects to approve initial grants under each plan on or before September 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s discussion and analysis of financial condition and results of operations at June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

Overview

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in the Acadiana region of south-central Louisiana. We are headquartered in Opelousas, Louisiana and serve our customers through six full-service branches located in Carencro, Eunice, Lafayette, Opelousas, and Port Barre. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. We have re-focused our business strategy to a relationship-based community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. The Conversion and offering were important factors in our efforts to become a more dynamic, profitable and growing institution.

At June 30, 2022, total assets were $281.0 million, including total loans of $133.6 million and total investment securities of $95.8 million, total deposits were $178.7 million and total shareholders’ equity was $92.4 million. The Company reported net income of $18,000 for the three months ended June 30, 2022, compared to net income of $260,000 for the three months ended June 30, 2021. For the six months ended June 30, 2022, the Company reported a net loss of $113,000, compared to net income of $411,000 for the six months ended June 30, 2021. The decrease in net income over the comparable prior periods was primarily due to increases in non-interest expense, partially offset by increases in non-interest income. On June 23, 2022, the Bank rebranded and officially changed its name to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $208,000 and $242,000 for the three and six months ended June 30, 2022, respectively. The Company also received and recognized into income a $171,000 Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund during the three months ended June 30, 2022. Professional fees associated with the grant totaled $26,000 and were recorded in non-interest expense in the same period.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will continue to increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we intend to implement. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are taking advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover probable and reasonably estimable losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available. The allowance for loans losses totaled $2.0 million, or 1.48% of total loans, at June 30, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021.  The decrease in the allowance for loan losses primarily related to improvements in our assessment of the impact of the COVID-19 pandemic on our borrowers and a decrease in reserves for loans individually evaluated for impairment.

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Declines in the estimated fair value of individual investment securities below their cost that are considered other-than-temporary are recognized as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. At June 30, 2022 and December 31, 2021, net unrealized losses on available-for-sale securities totaled $8.4 million and $864,000, respectively. The increase in unrealized losses on available-for-sale securities relates principally to the change in interest rates for similar types of securities. No declines in fair value of available-for-sale securities were deemed to be other-than-temporary.

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

COVID-19

The CARES Act, enacted in March of 2020 in response to the economic disruption brought about by the COVID-19 pandemic, contains many provisions related to banking, lending, mortgage forbearance and taxation. Under the provisions of the act, we supported our customers through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. We funded 240 SBA PPP loans totaling $8.5 million with an average initial loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. As of June 30, 2022 and December 31, 2021, the total unpaid principal balance of PPP loans totaled $22,000 and $2.8 million, respectively.

In addition, we granted modifications, generally in the form of three-month deferrals of principal payments and a three-month extension of the maturity date, to 204 loans with principal balances totaling $28.2 million under the CARES Act. In accordance with guidance from the Federal Deposit Insurance Corporation (the “FDIC”), borrowers who were current prior to becoming affected by COVID-19, that received loan modifications as a result of the pandemic, generally were not reported as past due or categorized as troubled debt restructurings. This relief provided by the CARES Act expired January 1, 2022. At December 31, 2021, we had no loans under deferral or extension agreements due to COVID-19.

Management’s assumptions and estimates, such as the allowance for loan losses, may be negatively impacted as the Company continues to evaluate and consider the effects of the COVID-19 pandemic. However, it is difficult to assess or predict how and to what extent COVID-19 will affect the Company in the future.

Comparison of Financial Condition at June 30, 2022 and December 31, 2021

Total Assets.  Total assets decreased $4.4 million, or 1.5%, to $281.0 million at June 30, 2022 from $285.3 million at December 31, 2021. The decrease resulted primarily from declines in cash and cash equivalents, down $11.7 million, and available-for-sale investment securities, down $6.1 million, partially offset by an increase in bank-owned life insurance of $10.1 million and an increase in total loans of $1.8 million.

Loans.  Total loans receivable increased by $1.8 million, or 1.4%, to $133.6 million at June 30, 2022, compared to $131.8 million at December 31, 2021. Loan growth during the six months ended June 30, 2022 was primarily fueled by new originations of commercial and industrial loans and residential mortgage loans, partially offset by net declines in commercial real estate and multifamily loans. The total unpaid principal balance of PPP loans, included in commercial and industrial loans, amounted to $22,000 at June 30, 2022, down from $2.8 million at December 31, 2021.

The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$89,531	67.0%	$87,303	66.2%	$2,228	2.6%
Commercial real estate	21,521	16.1	23,112	17.5	(1,591)	(6.9)
Construction and land	3,843	2.9	4,079	3.1	(236)	(5.8)
Multi-family residential	3,315	2.5	4,589	3.5	(1,274)	(27.8)
Total real estate loans	118,210	88.5	119,083	90.3	(873)	(0.7)
Other loans
Commercial and industrial	11,410	8.5	8,374	6.4	3,036	36.3
Consumer	4,004	3.0	4,385	3.3	(381)	(8.7)
Total other loans	15,414	11.5	12,759	9.7	2,655	20.8
Total loans	$133,624	100.0%	131,842	100.0%	$1,782	1.4%

Allowance for Loan Losses. The allowance for loans losses totaled $2.0 million, or 1.48% of total loans, at June 30, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021. The decline in the allowance for loan losses primarily reflects the reversal of provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk and a $56,000 decrease in reserves for loans individually evaluated for impairment. During the six months ended June 30, 2022, net loan charge-offs totaled $36,000 and the Company recorded a reversal to the allowance for loan losses of $260,000.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2022	2021	2021
Allowance for loan losses, beginning of period	$2,276	$3,022	$3,022
Provision for (reversal of) loan losses	(260)	(286)	(660)
Net loan charge-offs:
One- to four-family residential	(14)	(82)	(69)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(14)	-	-
Consumer	(8)	(5)	(17)
Total net charge-offs	(36)	(87)	(86)
Allowance for loan losses, end of period	$1,980	$2,649	$2,276

Total loans at end of period	$133,624	$140,288	$131,842
Total non-accrual loans at end of period	1,246	754	890
Total non-performing loans at end of period	1,287	897	891
Total average loans	132,291	146,148	141,592

Allowance for loan losses as a percent of:
Total loans	1.48%	1.89%	1.73%
Non-accrual loans	158.91	351.33	255.73
Non-performing loans	153.85	295.32	255.44

Net annualized charge-offs as a percent of average loans by portfolio:
One- to four-family residential	(0.03)%	(0.17)%	(0.07)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(0.30)	-	-
Consumer	(0.38)	(0.23)	(0.37)
Total loans	(0.05)	(0.12)	(0.06)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	June 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accruing loans
One- to four-family residential	$1,132	$791
Commercial real estate	51	-
Construction and land	63	68
Multi-family residential	-	-
Commercial and industrial	-	18
Consumer	-	13
Total non-accruing loans	1,246	890
Accruing loans 90 days or more past due
One- to four-family residential	41	-
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	1
Total accruing loans 90 days or more past due	41	1
Total non-performing loans	1,287	891
Foreclosed assets	320	340
Total non-performing assets	1,607	1,231
Performing troubled debt restructurings	1,126	1,873
Total non-performing assets and performing TDRs	$2,733	$3,104
Total loans	$133,624	$131,842
Total assets	$280,983	$285,349
Total non-accruing loans as a percentage of total loans	0.93%	0.68%
Total non-performing loans as a percentage of total loans	0.96%	0.68%
Total non-performing loans as a percentage of total assets	0.46%	0.31%
Total non-performing assets as a percentage of total assets	0.57%	0.43%

Investment Securities.  Our total investment securities, available-for-sale and held-to-maturity, amounted to $95.8 million at June 30, 2022, a decrease of $6.1 million, or 6.0%, compared to $101.8 million in investment securities at December 31, 2021. Net unrealized losses on securities available-for-sale totaled $8.4 million at June 30, 2022, compared to $864,000 at December 31, 2021. The increase in unrealized losses on available-for-sale securities related principally to increases in market interest rates for similar securities. At June 30, 2022, $82.3 million, or 85.9%, of our total investment securities were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the six months ended June 30, 2022, purchases of $7.7 million of investment securities exceeded $6.0 million of maturities, calls and principal repayments.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2022.

	Contractual Maturity as of June 30, 2022
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$1,312	$10,061	$62,857	$74,230
U.S. Government and agency obligations	-	8,976	11,000	4,013	23,989
Municipal obligations	-	1,083	2,302	2,569	5,954
Total	$-	$11,371	$23,363	$69,439	$104,173

Weighted average yield
Mortgage-backed securities	-%	1.19%	1.33%	1.50%	1.47%
U.S. Government and agency obligations	-	1.03	1.21	2.13	1.30
Municipal obligations	-	0.83	2.06	1.35	1.53
Total weighted average yield	-%	1.03%	1.35%	1.53%	1.44%

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated by dividing the estimated annual income divided by the average amortized cost of the applicable securities.

Deposits.  Our total deposits amounted to $178.7 million at June 30, 2022, an increase of $1.9 million, or 1.1%, compared to December 31, 2021. This increase resulted primarily from increases in NOW, money market and savings account balances, partially offset by declines in certificates of deposit.

The following table presents total deposits by account type for the dates indicated.

	June 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$30,400	17.0%	$30,299	17.1%	$101	0.3%
Negotiable order of withdrawal (“NOW”)	39,454	22.1	34,357	19.4	5,097	14.8
Money market	19,525	10.9	18,878	10.7	647	3.4
Savings	27,388	15.3	26,698	15.1	690	2.6
Certificates of deposit	61,968	34.7	66,563	37.7	(4,595)	(6.9)
Total deposits	$178,735	100%	$176,795	100%	$1,940	1.1

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.1 million at June 30, 2022, compared to $9.0 million at December 31, 2021. The increase in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $892,000 and $982,000 at June 30, 2022 and December 31, 2021, respectively.

Shareholders’ Equity.  Shareholders’ equity decreased $5.9 million to $92.4 million at June 30, 2022 compared to $98.3 million at December 31, 2021. The primary reason for the decrease in total shareholders’ equity was a $6.0 million increase in the Company’s accumulated other comprehensive loss position due to unrealized losses on available-for-sale securities. At June 30, 2022, our ratio of total shareholders’ equity to total assets was 32.9% compared to 34.5% at December 31, 2021.

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

	Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$133,810	$1,555	4.66%	$143,145	$1,865	5.23%
Investment securities(TE)(2)	104,137	352	1.37	50,105	141	1.15
Other interest-earning assets	30,108	58	0.78	30,193	10	0.13
Total interest-earning assets(TE)	268,055	1,965	2.94	223,443	2,016	3.62
Non-interest-earning assets	18,233			14,483
Total assets	$286,288			$237,926
Interest-bearing liabilities:
Savings, NOW and money market accounts	85,646	24	0.11	78,600	26	0.13
Certificates of deposit	64,936	63	0.39	69,314	109	0.63
Total interest-bearing deposits	150,582	87	0.23	147,914	135	0.37
FHLB advances	9,079	68	3.00	8,898	68	3.07
Total interest-bearing liabilities	159,661	155	0.39	156,812	203	0.52
Non-interest-bearing liabilities	33,309			30,740
Total liabilities	192,970			187,552
Shareholders' equity	93,318			50,374
Total liabilities and shareholders' equity	$286,288			$237,926
Net interest-earning assets	$108,394			$66,631
Net interest income; average interest rate spread(TE)		$1,810	2.55%		$1,813	3.10%
Net interest margin(TE)(3)			2.71%			3.26%
Average interest-earning assets to average interest-bearing liabilities			167.89%			142.49%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$132,291	$3,118	4.75%	$146,148	$3,673	5.07%
Investment securities(TE)(2)	103,888	681	1.32	45,293	262	1.18
Other interest-earning assets	34,830	77	0.45	28,058	24	0.17
Total interest-earning assets(TE)	271,009	3,876	2.88	219,499	3,959	3.64
Non-interest-earning assets	15,457			14,324
Total assets	$286,466			$233,823
Interest-bearing liabilities:
Savings, NOW and money market accounts	83,776	48	0.12	76,037	58	0.15
Certificates of deposit	65,434	131	0.40	69,199	232	0.68
Total interest-bearing deposits	149,210	179	0.24	145,236	290	0.40
FHLB advances	9,057	136	3.01	8,876	136	3.07
Total interest-bearing liabilities	158,267	315	0.40	154,112	426	0.56
Non-interest-bearing liabilities	32,968			29,173
Total liabilities	191,235			183,285
Shareholders' equity	95,231			50,538
Total liabilities and shareholders' equity	$286,466			$233,823
Net interest-earning assets	$112,742			$65,387
Net interest income; average interest rate spread(TE)		$3,561	2.48%		$3,533	3.08%
Net interest margin(TE)(3)			2.65%			3.25%
Average interest-earning assets to average interest-bearing liabilities			171.24%			142.43%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Six Months Ended
	June 30, 2022 vs 2021			June 30, 2022 vs 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$(194)	$(116)	$(310)	$(220)	$(335)	$(555)
Investment securities	33	178	211	39	380	419
Other interest-earning assets	48	-	48	46	7	53
Total interest income	(113)	62	(51)	(135)	52	(83)
Interest expense:
Savings, NOW and money market accounts	(4)	2	(2)	(15)	5	(10)
Certificates of deposit	(39)	(7)	(46)	(89)	(12)	(101)
Total deposits	(43)	(5)	(48)	(104)	(7)	(111)
FHLB advances and other borrowings	(1)	1	-	(2)	2	—
Total interest expense	(44)	(4)	(48)	(106)	(5)	(111)
Increase (decrease) in net interest income	$(69)	$66	$(3)	$(29)	$57	$28

Comparison of Results of Operations for the Three Months Ended June 30, 2022 and 2021.

General. For the three months ended June 30, 2022, the Company reported net income of $18,000, compared to net income of $260,000 for the three months ended June 30, 2021. The decrease in net income over the comparable three-month periods was primarily due to an increase in non-interest expense of $415,000, or 21.1%, and a $97,000, or 33.9%, decline in our reversal of the allowance for loan losses, partially offset by an increase in non-interest income of $189,000, or 99.5%. During the three months ended June 30, 2022, pre-tax costs associated with the rebranding of the Bank to Catalyst Bank totaled $208,000 and the Company received and recognized into non-interest income a $171,000 BEA Program grant from the CDFI Fund. Professional fees associated with the grant totaled $26,000 and were recorded in non-interest expense in the same period.

Interest Income. Total interest income decreased $51,000, or 2.5%, to $2.0 million for the three months ended June 30, 2022, compared to the three months ended June 30, 2021. This decrease was primarily attributable to a $310,000 decrease in interest income on loans receivable, partially offset by an increase in income on investment securities of $211,000 and an increase in other interest income of $48,000.

The average loan yield was 4.66% for the three months ended June 30, 2022, down from 5.23% for the three months ended June 30, 2021. In addition, average loans were $133.8 million for the three months ended June 30, 2022, down $9.3 million, or 6.5%, compared to the same period in 2021. Loan income from the recognition of deferred PPP loan fees totaled $96,000 for the three months ended June 30, 2022, down $78,000, or 44.5%, from $174,000 recognized in the same period in 2021.

The increase in interest income on investment securities was primarily due to an increase in the average volume of our securities portfolio. The average amortized cost of our investment securities was up $54.0 million, or 107.8%, for the three months ended June 30, 2022, compared to the same period in 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our IPO into the investment securities portfolio.

Interest Expense. Total interest expense decreased $48,000, or 23.6%, to $155,000 for the three months ended June 30, 2022 from $203,000 for the three months ended June 30, 2021. Interest expense on deposits was $87,000 during the three months ended June 30, 2022, down $48,000, or 35.6%, from $135,000 for the three months ended June 30, 2021.  While the average balance of our total interest-bearing deposits increased by $2.7 million, or 1.8%, to $150.6 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021, the average rate paid on interest-bearing deposits was down 14 basis points to 0.23% for the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

Net Interest Income. Net interest income was $1.8 million for both the three months ended June 30, 2022 and 2021. Our interest rate spread was 2.55% and 3.10% for the three months ended June 30, 2022 and 2021, respectively. Our net interest margin was 2.71% and 3.26% for the three months ended June 30, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the prior comparable periods was primarily the result of lower average yields on loans and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans. These factors reduced the average yield earned on total interest-earning assets in an amount which more than offset the reduction in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  During the three months ended June 30, 2022 and 2021, the Company recorded reversals to the allowance for loan losses of $189,000 and $286,000, respectively. The amounts recorded during both periods primarily reflect the release of reserve builds recorded during 2020 for the anticipated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income increased $189,000, or 99.5%, to $379,000 for the three months ended June 30, 2022 from $190,000 for the three months ended June 30, 2021. During the three months ended June 30, 2022, the Company received and recognized into income a $171,000 BEA Program grant from the CDFI Fund. The BEA Program grants awards to depository institutions that have successfully increased their investments in economically distressed communities through certain qualified activities, including investments in CDFIs and providing loans, investments and financial services to businesses and residents located in distressed communities.  In addition, income from bank-owned life insurance (“BOLI”) increased by $75,000 to $98,000 for the three months ended June 30, 2022, compared to the same period in 2021 largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

The increases in non-interest income due to the BEA Program grant and BOLI were partially offset by losses on the disposal of fixed assets with a total net book value of $77,000 during the three months ended June 30, 2022. Of the assets disposed, $55,000 was attributable to branch signage that was replaced due to our rebranding.

Non-interest Expense.  Non-interest expense increased $415,000, or 21.1%, to $2.4 million for the three months ended June 30, 2022, compared to $2.0 million for the three months ended June 30, 2021. Total non-interest expense for the three months ended June 30, 2022 included $153,000 of rebranding-related expenses. The increase in non-interest expense also reflects the additional costs associated with operating as a public company since the completion of our IPO in October 2021 and additional resources needed to expand our business.

Salaries and employee benefits expense totaled $1.2 million for the three months ended June 30, 2022, an increase of $38,000, or 3.2%, over the comparable period in 2021 primarily due to ESOP compensation expense recognized in the 2022 period. Allocations under the Company’s ESOP commenced during the fourth quarter of 2021.

Occupancy and equipment expense totaled $227,000 for the three months ended June 30, 2022, an increase of $55,000, or 32.0%, over the comparable period in 2021 primarily due to expenses related to an additional branch location opened in November 2021 and rebranding-related expenses of $14,000.

Data processing and communication expense totaled $242,000 for the three months ended June 30, 2022, an increase of $61,000, or 33.7%, over the comparable period in 2021 primarily due to rebranding-related expenses of $32,000 for project support provided by our core software vendor and the cost of technology resources for additional personnel and our newest branch location.

Professional fees totaled $175,000 for the three months ended June 30, 2022, an increase of $81,000, or 86.2%, over the comparable period in 2021 primarily due to public company consulting and legal services and professional fees of $26,000 incurred for assistance with the BEA Program grant application during the three months ended June 30, 2022.

Advertising and marketing expense totaled $109,000 for the three months ended June 30, 2022, an increase of $97,000 over the comparable period in 2021 primarily due to rebranding-related expenses of $87,000.

Franchise and shares tax expense totaled $58,000 for the three months ended June 30, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Income Tax Expense.  The Company reported an income tax benefit of $21,000 for the three months ended June 30, 2022, compared to income tax expense of $63,000 for the three months ended June 30, 2021. The change in income tax expense over the comparable three-month periods was primarily due to the change in taxable earnings.

Comparison of Results of Operations for the Six Months Ended June 30, 2022 and 2021.

General. For the six months ended June 30, 2022, the Company reported a net loss of $113,000, compared to net income of $411,000 for the six months ended June 30, 2021. The decrease in net income over the comparable periods was primarily due to an increase in non-interest expense of $877,000, or 23.8%, partially offset by an increase in non-interest income of $199,000, or 52.8%. During the six months ended June 30, 2022, pre-tax costs associated with the rebranding of the Bank to Catalyst Bank totaled $242,000 and the Company received and recognized into income the $171,000 BEA Program grant from the CDFI Fund. Professional fees associated with the grant totaled $26,000 and were recorded in non-interest income in the same period.

Interest Income. Total interest income decreased $83,000, or 2.1%, to $3.9 million for the six months ended June 30, 2022, from $4.0 million for the six months ended June 30, 2021. This decrease was primarily attributable to a $555,000 decrease in interest income on loans receivable, partially offset by an increase in income on investment securities of $419,000 and an increase in other interest income of $53,000.

The average loan yield was 4.75% for the six months ended June 30, 2022, down from 5.07% for the six months ended June 30, 2021. In addition, average loans were $132.3 million for the six months ended June 30, 2022, down $13.9 million, or 9.5%, compared to the same period in 2021. Loan income from the recognition of deferred PPP loan fees totaled $186,000 for the six months ended June 30, 2022, down $24,000, or 11.4%, from $210,000 recognized in the same period in 2021.

The increase in interest income on investment securities was primarily due to an increase in the average volume of our securities portfolio. The average amortized cost of our investment securities was up $58.6 million, or 129.4%, for the six months ended June 30, 2022, compared to the same period in 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our IPO into the investment securities portfolio.

Interest Expense. Total interest expense decreased $111,000, or 26.1%, to $315,000 for the six months ended June 30, 2022 from $426,000 for the six months ended June 30, 2021. Interest expense on deposits was $179,000 during the six months ended June 30, 2022, down $111,000, or 38.3%, from $290,000 for the six months ended June 30, 2021.  While the average balance of our total interest-bearing deposits increased by $4.0 million, or 2.7%, to $149.2 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021, the average rate paid on interest-bearing deposits decreased by 16 basis points to 0.24% for the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

Net Interest Income. Net interest income was $3.6 million for the six months ended June 30, 2022, an increase of $28,000, or 0.8%, compared to the six months ended June 30, 2021. Our interest rate spread was 2.48% and 3.08% for the six months ended June 30, 2022 and 2021, respectively. Our net interest margin was 2.65% and 3.25% for the six months ended June 30, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the prior comparable periods was primarily the result of lower average yield on loans and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans. These factors reduced the average yield earned on total interest-earning assets in an amount which more than offset the reduction in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  During the six months ended June 30, 2022 and 2021, the Company recorded reversals to the allowance for loan losses of $260,000 and $286,000, respectively. The amounts recorded during both periods primarily reflect the release of reserve builds recorded during 2020 for the anticipated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income increased $199,000, or 52.8%, to $576,000 for the six months ended June 30, 2022 from $377,000 for the six months ended June 30, 2021. The Company received and recognized into income a $171,000 BEA Program grant from the CDFI Fund during the six months ended June 30, 2022. In addition, BOLI income increased by $74,000 to $119,000 for the six months ended June 30, 2022, compared to the same period in 2021 largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

The increases in non-interest income due to the BEA Program grant and BOLI were partially offset by losses on the disposal of fixed assets with a total net book value of $77,000 during the six months ended June 30, 2022. Of the assets disposed, $55,000 was attributable to branch signage that was replaced due to our rebranding.

Non-interest Expense.  Non-interest expense increased $877,000, or 23.8%, to $4.6 million for the six months ended June 30, 2022, compared to $3.7 million for the six months ended June 30, 2021. Total non-interest expense for the six months ended June 30, 2022 included $187,000 of rebranding-related expenses. The increase in non-interest expense also reflects additional costs associated with operating as a public company and additional resources needed to expand our business.

Salaries and employee benefits expense totaled $2.5 million for the six months ended June 30, 2022, an increase of $232,000, or 10.3%, over the comparable period in 2021 primarily due to ESOP compensation expense and new personnel in the 2022 period. Allocations under the Company’s ESOP commenced during the fourth quarter of 2021.

Professional fees totaled $315,000 for the six months ended June 30, 2022, an increase of $148,000, or 88.6%, over the comparable period in 2021 primarily due to public company consulting and legal services and professional fees of $26,000 incurred for assistance with the BEA Program grant application during the six months ended June 30, 2022.

Advertising and marketing expense totaled $151,000 for the six months ended June 30, 2022, an increase of $130,000 over the comparable period in 2021 primarily due to rebranding-related expenses of $121,000 incurred during the six months ended June 30, 2022.

Franchise and shares tax expense totaled $116,000 for the six months ended June 30, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Income Tax Expense.  The Company reported an income tax benefit of $59,000 for the six months ended June 30, 2022, compared to income tax expense of $93,000 for the six months ended June 30, 2021. The change in income tax expense over the comparable six-month periods was primarily due to the change in taxable earnings.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2022, we had outstanding advances from the FHLB with a carrying value of $9.1 million, and had the capacity to borrow approximately an additional $45.0 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $51,000 for the six months ended June 30, 2022. Net cash used in investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets, such as bank-owned life insurance, was $13.7 million for the six months ended June 30, 2022. Net cash provided by financing activities, consisting of the net change in deposits, was $1.9 million for the six months ended June 30, 2022.

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

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at June 30, 2022 and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2022
Common Equity Tier 1 Capital	$77,779	58.51%	$8,641	>6.5%
Tier 1 Risk-Based Capital	77,779	58.51	10,635	>8.0
Total Risk-Based Capital	79,445	59.76	13,293	>10.0
Tier 1 Leverage Capital	77,779	28.43	13,681	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

At June 30, 2022, we had $6.7 million of outstanding commitments to originate loans and $2.1 million of remaining funds to be disbursed on construction loans in process. Our total unused lines of credit, unused overdraft privilege amounts and letters of credit totaled $5.7 million at June 30, 2022. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2022, totaled $50.5 million. Management expects that a substantial portion of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2022.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at June 30, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$6,744	$6,744	$-	$-	$-
Undisbursed portion of construction loans in process	2,056	1,758	298	-	-
Unused lines of credit	4,534	1,173	2,046	-	1,315
Unused overdraft privilege amounts	1,116	-	-	-	1,116
Letters of credit	4	4	-	-	-
Total commitments	$14,454	$9,679	$2,344	$-	$2,431

The following table summarizes our contractual cash obligations at June 30, 2022.

		Payments Due By Period
(Dollars in thousands)	Total at June 30, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$61,968	$50,530	$10,587	$851	$-
FHLB advances	10,000	-	-	3,000	7,000
Total long-term debt	71,968	50,530	10,587	3,851	7,000
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$71,968	$50,530	$10,587	$3,851	$7,000

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

CATALYST BANCORP, INC.

Date: August 12, 2022	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 12, 2022	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)