Form 10-Q
period 2022-09-30
Catalyst Bancorp, Inc.
filed 2022-11-10
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 5,290,000 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 4, 2022.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Non-interest-bearing cash	$4,558	$4,933
Interest-bearing cash and due from banks	31,639	35,951
Total cash and cash equivalents	36,197	40,884
Investment securities:
Securities available-for-sale, at fair value	78,563	88,339
Securities held-to-maturity (fair values of $10,794 and $13,152, respectively)	13,480	13,498
Loans receivable, net of unearned income	131,701	131,842
Allowance for loan losses	(1,804)	(2,276)
Loans receivable, net	129,897	129,566
Accrued interest receivable	566	579
Foreclosed assets	320	340
Premises and equipment, net	6,392	6,577
Stock in correspondent banks, at cost	1,799	1,793
Bank-owned life insurance	13,519	3,303
Other assets	2,681	470
TOTAL ASSETS	$283,414	$285,349

LIABILITIES
Deposits
Non-interest-bearing	$31,988	$30,299
Interest-bearing	152,239	146,496
Total deposits	184,227	176,795
Advances from Federal Home Loan Bank	9,153	9,018
Other liabilities	706	1,190
TOTAL LIABILITIES	194,086	187,003

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,290,000 issued and outstanding	53	53
Additional paid-in capital	50,902	50,802
Unallocated common stock held by Employee Stock Ownership Plan ("ESOP")	(4,020)	(4,179)
Retained earnings	52,379	52,353
Accumulated other comprehensive income (loss)	(9,986)	(683)
TOTAL SHAREHOLDERS' EQUITY	89,328	98,346
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$283,414	$285,349

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021		2022	2021
INTEREST INCOME
Loans receivable, including fees	$1,466		$1,671	$4,584		$5,344
Investment securities	381		172	1,062		434
Other	185		13	262		37
Total interest income	2,032		1,856	5,908		5,815
INTEREST EXPENSE
Deposits	93		124	272		414
Advances from Federal Home Loan Bank	69		68	205		204
Total interest expense	162		192	477		618
Net interest income	1,870		1,664	5,431		5,197
Provision for (reversal of) loan losses	(115)		-	(375)		(286)
Net interest income after provision for (reversal of) loan losses	1,985		1,664	5,806		5,483
NON-INTEREST INCOME
Service charges on deposit accounts	192		165	542		448
Gain (loss) on disposals and sales of fixed assets	-		-	(77)		25
Bank-owned life insurance	97		22	216		67
Federal community development grant	-		1,826	171		1,826
Other	7		12	20		36
Total non-interest income	296		2,025	872		2,402
NON-INTEREST EXPENSE
Salaries and employee benefits	1,168		1,084	3,647		3,331
Occupancy and equipment	203		200	640		554
Data processing and communication	216		201	666		556
Professional fees	157		88	472		255
Directors’ fees	75		70	185		211
ATM and debit card	76		48	184		137
Foreclosed assets, net	(2)		39	(21)		74
Advertising and marketing	36		14	187		35
Franchise and shares tax	15		-	131		-
Regulatory fees and assessments	35		32	104		95
Insurance	34		14	100		35
Printing, supplies and postage	37		27	117		82
Other	78		67	285		211
Total non-interest expense	2,128		1,884	6,697		5,576
Income (loss) before income tax expense (benefit)	153		1,805	(19)		2,309
Income tax expense (benefit)	14		372	(45)		465
NET INCOME	$139		$1,433	$26		$1,844

Earnings per share - basic	$0.03	$	N/A	$0.01	$	N/A
Earnings per share - diluted	$0.03	$	N/A	$0.01	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	2022	2021
Net income	$139	$1,433	$26	$1,844
Net change in unrealized gains (losses) on available-for-sale securities	(4,229)	(209)	(11,776)	(477)
Income tax effect	888	44	2,473	100
Total other comprehensive income (loss)	(3,341)	(165)	(9,303)	(377)
Total comprehensive income (loss)	$(3,202)	$1,268	$(9,277)	$1,467

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by ESOP	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JUNE 30, 2021	$-	$-	$-	$50,837	$(105)	$50,732
Net income	-	-	-	1,433	-	1,433
Other comprehensive income (loss)	-	-	-	-	(165)	(165)
BALANCE, SEPTEMBER 30, 2021	$-	$-	$-	$52,270	$(270)	$52,000

BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,240	$(6,645)	$92,413
Net income	-	-	-	139	-	139
Other comprehensive income (loss)	-	-	-	-	(3,341)	(3,341)
ESOP shares released for allocation	-	17	53	-	-	70
Stock compensation expense	-	47	-	-	-	47
BALANCE, SEPTEMBER 30, 2022	$53	$50,902	$(4,020)	$52,379	$(9,986)	$89,328

BALANCE, DECEMBER 31, 2020	$-	$-	$-	$50,426	$107	$50,533
Net income	-	-	-	1,844	-	1,844
Other comprehensive income (loss)	-	-	-	-	(377)	(377)
BALANCE, SEPTEMBER 30, 2021	$-	$-	$-	$52,270	$(270)	$52,000

BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,353	$(683)	$98,346
Net income	-	-	-	26	-	26
Other comprehensive income (loss)	-	-	-	-	(9,303)	(9,303)
ESOP shares released for allocation	-	53	159	-	-	212
Stock compensation expense	-	47	-	-	-	47
BALANCE, SEPTEMBER 30, 2022	$53	$50,902	$(4,020)	$52,379	$(9,986)	$89,328

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26	$1,844
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	370	295
Federal Home Loan Bank stock dividends	(6)	(4)
Amortization of prepayment penalties on debt restructuring	135	135
Provision for (reversal of) loan losses	(375)	(286)
Net loss (gain) on disposals and sales of premises and equipment	77	(25)
Increase in cash surrender value of bank-owned life insurance	(216)	(67)
Stock-based compensation	259	-
Depreciation of premises and equipment	343	308
Net writedowns and losses (gains) on the sale of foreclosed assets	(29)	59
Deferred income tax expense (benefit)	58	(24)
(Increase) decrease in other assets	(112)	(263)
Increase (decrease) in other liabilities	(154)	535
Net cash provided by operating activities	376	2,507
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	8,547	5,967
Purchases	(10,900)	(35,672)
Activity in held-to-maturity securities:
Proceeds from maturities and calls	-	4,000
Net (increase) decrease in loans	54	14,791
Proceeds from sale of foreclosed assets	39	156
Purchases of premises and equipment	(235)	(1,477)
Proceeds from sale of premises and equipment	-	25
Purchase of bank-owned life insurance	(10,000)	-
Net cash used in investing activities	(12,495)	(12,210)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	7,432	84,862
Net cash provided by financing activities	7,432	84,862
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,687)	75,159
CASH AND CASH EQUIVALENTS, beginning of period	40,884	25,245
CASH AND CASH EQUIVALENTS, end of period	$36,197	$100,404

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$-	$82
Acquisition of real estate in settlement of loans	$10	$215

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$345	$502
Cash paid for income taxes	$243	$82

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

The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to Catalyst Bank, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2021.

On March 23, 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement (“2022 Recognition and Retention Plan”), which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. A total of 529,000 shares of common stock, or 10% of the shares sold in the conversion offering, have been reserved for the future issuance pursuant to the 2022 Stock Option Plan. Options to acquire shares of common stock will be awarded with an exercise price no less than the fair market value of the common stock on the grant date. Under the terms of the 2022 Recognition and Retention Plan, the Company will contribute sufficient funds to the Recognition and Retention Plan Trust so that the Trust can purchase 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. During the fourth quarter of 2022, the 2022 Recognition and Retention Plan commenced purchasing shares in the open market to the extent available.

On September 1, 2022, the Company granted a total of 295,340 awards under the 2022 Stock Option Plan and 119,336 awards under the 2022 Recognition and Retention Plan. In accordance with ASC 718, Compensation – Stock Compensation, the Company measures stock compensation expense based on the fair market value of the instrument as of the grant date and is recognized over the service period, which is usually the vesting period. All awards issued on September 1, 2022 were issued with a five year vesting period.

There were no other material changes from the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

NOTE 3. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (ASC 326), Measurement of Credit Losses on Financial Instruments. The amendments introduce an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments, including loans, held-to-maturity securities and certain off-balance sheet financial instruments. The CECL should consider historical information, current information, and reasonable and supportable forecasts, including estimates of prepayments, over the contractual term. An entity must use judgment in determining the relevant information and estimation methods that are appropriate in its circumstances. Financial instruments with similar risk characteristics may be grouped together when estimating the CECL. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination that are measured at amortized cost basis is determined in a similar manner to other financial assets measured at amortized cost basis; however, the initial estimate of expected credit loss would be recognized through an allowance for credit losses with an offset to the purchase price at acquisition. Only subsequent changes in the allowance for credit losses are recorded as a credit loss expense for these assets. The ASU also amends the current available-for-sale security impairment model for debt securities whereby credit losses related to available-for-sale debt securities should be recorded through an allowance for credit losses. The amendments will be applied through a modified retrospective approach, resulting in a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. On October 18, 2019, FASB approved an effective date delay applicable to smaller reporting companies and non-public business entities until January 2023. The Company has elected to delay implementation of the standard until January 2023. The Company has completed the implementation of a vendor provided software application and is currently conducting parallel testing of several CECL estimation methodologies. The Company expects the adoption of the ASU to increase the allowance for loan losses. The extent of the impact upon adoption is not known and will depend on the characteristics of the Company’s loan portfolio and economic conditions on that date as well as forecasted conditions thereafter.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders have observed that the additional designation of a loan modification as a TDR and the related accounting under current GAAP are unnecessarily complex and do not provide decision-useful information after the adoption of ASU 2016-13 since credit losses from TDRs are incorporated under the CECL model.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs.  For public business entities, the amendments in ASU 2022-02 also require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments in ASU 2022-02 are effective at the time of adoption of the amendments in ASU 2016-13. The Company is currently evaluating the provisions of the amendment; however, we do not expect that the adoption of ASU 2022-02 will have a material effect on the Company’s consolidated financial statements.

NOTE 4. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Three Months Ended September 30,	Nine Months Ended September 30,
(In thousands, except per share data)	2022	2022
Numerator
Net income available to common shareholders	$139	$26
Denominator
Weighted average common shares outstanding	5,290	5,290
Weighted average unallocated ESOP shares	(405)	(410)
Weighted average shares	4,885	4,880
Effect of dilutive shares:
Restricted stock	-	-
Stock options	-	-
Weighted average shares - assuming dilution	4,885	4,880
Basic earnings per common share	$0.03	$0.01
Diluted earnings per common share	$0.03	$0.01

During the three and nine months ended September 30, 2022, the number of convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share was immaterial. At and during the three and nine months ended September 30, 2021, the Company did not have any common shares outstanding. The Company completed its IPO of stock in connection with the Bank’s Conversion from the mutual to the stock form of organization on October 12, 2021.

NOTE 5. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	September 30, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,762	$-	$(10,834)	$63,928
U.S. Government and agency obligations	10,977	-	(1,098)	9,879
Municipal obligations	5,464	-	(708)	4,756
Total available-for-sale	$91,203	$-	$(12,640)	$78,563
Securities held-to-maturity
U.S. Government and agency obligations	$13,009	$-	$(2,640)	$10,369
Municipal obligations	471	-	(46)	425
Total held-to-maturity	$13,480	$-	$(2,686)	$10,794

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$87	$(798)	$74,663
U.S. Government and agency obligations	9,347	1	(111)	9,237
Municipal obligations	4,482	-	(43)	4,439
Total available-for-sale	$89,203	$88	$(952)	$88,339
Securities held-to-maturity
U.S. Government and agency obligations	$13,019	$23	$(375)	$12,667
Municipal obligations	479	6	-	485
Total held-to-maturity	$13,498	$29	$(375)	$13,152

There were no securities transferred between classifications during the nine months ended September 30, 2022 or 2021.

Investment securities with a carrying amount of approximately $14.2 million and $10.2 million, respectively, were pledged to secure deposits as required or permitted by law at September 30, 2022 and December 31, 2021.

The following is a summary of maturities of securities held-to-maturity and available-for-sale at September 30, 2022 and December 31, 2021:

	September 30, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	12,392	11,455	1,345	1,172
After five through ten years	15,562	13,910	8,125	6,460
After ten years	63,249	53,198	4,010	3,162
Total	$91,203	$78,563	$13,480	$10,794

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	8,431	8,396	-	-
After five through ten years	12,695	12,604	9,479	9,157
After ten years	68,077	67,339	4,019	3,995
Total	$89,203	$88,339	$13,498	$13,152

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at September 30, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$32,451	$(4,669)	$31,477	$(6,165)	$63,928	$(10,834)
U.S. Government and agency obligations	6,707	(521)	3,172	(577)	9,879	(1,098)
Municipal obligations	2,408	(146)	2,348	(562)	4,756	(708)
Total available-for-sale	$41,566	$(5,336)	$36,997	$(7,304)	$78,563	$(12,640)
Securities held-to-maturity
U.S. Government and agency obligations	$2,443	$(566)	$7,926	$(2,074)	$10,369	$(2,640)
Municipal obligations	425	(46)	-	-	425	(46)
Total held-to-maturity	$2,868	$(612)	$7,926	$(2,074)	$10,794	$(2,686)
Total	$44,434	$(5,948)	$44,923	$(9,378)	$89,357	$(15,326)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$68,412	$(746)	$1,889	$(52)	$70,301	$(798)
U.S. Government and agency obligations	5,697	(24)	1,913	(87)	7,610	(111)
Municipal obligations	3,283	(24)	1,156	(19)	4,439	(43)
Total available-for-sale	$77,392	$(794)	$4,958	$(158)	$82,350	$(952)
Securities held-to-maturity
U.S. Government and agency obligations	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Municipal obligations	-	-	-	-	-	-
Total held-to-maturity	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Total	$79,332	$(855)	$12,643	$(472)	$91,975	$(1,327)

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

At September 30, 2022, the Company held 95 securities with an unrealized loss, compared to 67 securities with an unrealized loss at December 31, 2021. The securities in unrealized loss positions consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer's financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer's financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines are deemed to be other-than-temporary.

NOTE 6.  LOANS RECEIVABLE

Loans receivable at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Real estate loans
One- to four-family residential	$88,327	$87,303
Commercial real estate	21,073	23,112
Construction and land	4,450	4,079
Multi-family residential	3,252	4,589
Total real estate loans	117,102	119,083
Other loans
Commercial and industrial	11,087	8,374
Consumer	3,512	4,385
Total other loans	14,599	12,759
Total loans	131,701	131,842
Less: Allowance for loan losses	(1,804)	(2,276)
Net loans	$129,897	$129,566

The following tables outline the changes in the allowance for loan losses by collateral type for the nine months ended September 30, 2022 and 2021.

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(232)	$(154)	$70	$1,257
Commercial real estate	370	(101)	-	-	269
Construction and land	55	(10)	-	-	45
Multi-family residential	73	(33)	-	-	40
Commercial and industrial	137	4	(21)	19	139
Consumer	68	(3)	(16)	5	54
Total	$2,276	$(375)	$(191)	$94	$1,804

	For the Nine Months Ended September 30, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,910	$(220)	$(123)	$51	$1,618
Commercial real estate	744	(32)	-	-	712
Construction and land	82	(32)	-	-	50
Multi-family residential	68	-	-	-	68
Commercial and industrial	101	(8)	-	-	93
Consumer	78	2	(27)	9	62
Unallocated	39	4	-	-	43
Total	$3,022	$(286)	$(150)	$60	$2,646

The following tables outline the allowance for loan losses for loans individually and collectively evaluated for impairment, and the balance of loans individually and collectively evaluated for impairment at September 30, 2022 and December 31, 2021.

	September 30, 2022			December 31, 2021
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$251	$1,006	$1,257	$319	$1,254	$1,573
Commercial real estate	-	269	269	-	370	370
Construction and land	-	45	45	-	55	55
Multi-family residential	-	40	40	-	73	73
Commercial and industrial	-	139	139	17	120	137
Consumer	6	48	54	-	68	68
Total	$257	$1,547	$1,804	$336	$1,940	$2,276
Loans
One- to four-family residential	$2,631	$85,696	$88,327	$2,266	$85,037	$87,303
Commercial real estate	51	21,022	21,073	-	23,112	23,112
Construction and land	34	4,416	4,450	37	4,042	4,079
Multi-family residential	-	3,252	3,252	-	4,589	4,589
Commercial and industrial	-	11,087	11,087	18	8,356	8,374
Consumer	11	3,501	3,512	-	4,385	4,385
Total	$2,727	$128,974	$131,701	$2,321	$129,521	$131,842

A summary of current, past due and nonaccrual loans as of September 30, 2022 and December 31, 2021 follows:

	As of September 30, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,981	$287	$699	$2,967	$84,935	$425	$88,327
Commercial real estate	65	92	50	207	20,866	-	21,073
Construction and land	44	-	-	44	4,370	36	4,450
Multi-family residential	-	-	-	-	3,252	-	3,252
Commercial and industrial	-	-	-	-	11,087	-	11,087
Consumer	11	-	11	22	3,490	-	3,512
Total	$2,101	$379	$760	$3,240	$128,000	$461	$131,701

	As of December 31, 2021
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,116	$-	$411	$2,527	$84,396	$380	$87,303
Commercial real estate	133	-	-	133	22,979	-	23,112
Construction and land	62	-	31	93	3,949	37	4,079
Multi-family residential	-	-	-	-	4,589	-	4,589
Commercial and industrial	-	-	17	17	8,356	1	8,374
Consumer	32	1	13	46	4,339	-	4,385
Total	$2,343	$1	$472	$2,816	$128,608	$418	$131,842

The Company was not committed to lend any additional funds on nonaccrual loans at September 30, 2022 or December 31, 2021. At September 30, 2022 and December 31, 2021, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $84,000 and $47,000, respectively.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. During the nine months ended September 30, 2022, no loans were modified in a manner deemed to constitute a TDR. Information pertaining to loans modified during the year ended December 31, 2021 follows:

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

Information on impaired loans as of September 30, 2022 and December 31, 2021 follows:

	September 30, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,807	$824	$3,051	$251
Commercial real estate	51	-	52	-
Construction and land	34	-	43	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	11	11	6
Total	$1,892	$835	$3,157	$257

	December 31, 2021
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,153	$1,113	$3,128	$319
Commercial real estate	-	-	-	-
Construction and land	37	-	44	-
Multi-family residential	-	-	-	-
Commercial and industrial	1	17	21	17
Consumer	-	-	-	-
Total	$1,191	$1,130	$3,193	$336

The tables below present the average balances and interest income for impaired loans for the three and nine months ended September 30, 2022 and 2021.

	Three Months Ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,655	$16	$2,446	$19
Commercial real estate	50	-	-	-
Construction and land	34	-	40	-
Multi-family residential	-	-	1,182	14
Commercial and industrial	-	-	19	-
Consumer	12	-	-	-
Total	$2,751	$16	$3,687	$33

	Nine Months Ended
	September 30, 2022		September 30, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,718	$49	$2,502	$57
Commercial real estate	51	-	-	-
Construction and land	35	-	40	-
Multi-family residential	-	-	1,190	42
Commercial and industrial	-	-	21	-
Consumer	13	-	-	-
Total	$2,817	$49	$3,753	$99

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

	September 30, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$85,175	$173	$2,979	$-	$88,327
Commercial real estate	20,026	942	105	-	21,073
Construction and land	4,131	275	44	-	4,450
Multi-family residential	3,252	-	-	-	3,252
Commercial and industrial	11,087	-	-	-	11,087
Consumer	3,501	-	11	-	3,512
Total	$127,172	$1,390	$3,139	$-	$131,701

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,405	$504	$3,394	$-	$87,303
Commercial real estate	20,995	2,058	59	-	23,112
Construction and land	3,990	-	89	-	4,079
Multi-family residential	3,419	1,170	-	-	4,589
Commercial and industrial	8,356	-	18	-	8,374
Consumer	4,372	-	13	-	4,385
Total	$124,537	$3,732	$3,573	$-	$131,842

NOTE 7. DEPOSITS

Deposits at September 30, 2022 and December 31, 2021 are summarized as follows:

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$31,988	17.4%	$30,299	17.1%
Negotiable order of withdrawal (“NOW”)	50,547	27.4	34,357	19.4
Money market	17,129	9.3	18,878	10.7
Savings	26,874	14.6	26,698	15.1
Certificates of deposit	57,689	31.3	66,563	37.7
Total deposits	$184,227	100.0%	$176,795	100.0%

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 or more totaled $10.2 million and $14.5 million at September 30, 2022 and December 31, 2021, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At September 30, 2022 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2023	$49,023
2024	7,001
2025	1,131
2026	516
2027	18
Total	$57,689

NOTE 8. CAPITAL REQUIREMENTS AND OTHER REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of September 30, 2022 and December 31, 2021, the Bank met all of the capital adequacy requirements to which it is subject.

At September 30, 2022 and December 31, 2021, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Common Equity Tier 1 Capital	$77,997	57.84%	$8,765	>6.5%
Tier 1 Risk-Based Capital	77,997	57.84	10,788	>8.0
Total Risk-Based Capital	79,684	59.09	13,485	>10.0
Tier 1 Leverage Capital	77,997	28.29	13,784	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

NOTE 9. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

NOTE 10. FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Available-for-sale securities	$78,563	$-	$78,563	$-

December 31, 2021
Available-for-sale securities	$88,339	$-	$88,339	$-

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2022 and December 31, 2021 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2022
Impaired loans	$837	$-	$-	$837
Foreclosed assets	320	-	-	320
Total	$1,157	$-	$-	$1,157
December 31, 2021
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed assets	340	-	-	340
Total	$1,360	$-	$-	$1,360

At September 30, 2022 and December 31, 2021, impaired loans with a recorded investment of $1.1 million and $1.4 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the nine months ended September 30, 2022, no impairment losses on foreclosed assets were recognized.

The fair value of impaired loans and foreclosed assets is estimated using third-party appraisals of the collateral or asset held less estimated costs to sell and discounts to reflect current conditions.

NOTE 11. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Accounting Standards Codification 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, requires that the Company disclose estimated fair values for its financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$36,197	$36,197	$36,197	$-	$-
Investment securities:
Available-for-sale	78,563	78,563	-	78,563	-
Held-to-maturity	13,480	10,794	-	10,794	-
Loans receivable, net	129,897	121,981	-	-	121,981
Bank-owned life insurance	13,519	13,519	-	13,519	-
Financial Liabilities:
Deposits	184,227	182,779	-	182,779	-
Borrowed funds	9,153	7,532	-	7,532	-

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,884	$40,884	$40,884	$-	$-
Investment securities:
Available-for-sale	88,339	88,339	-	88,339	-
Held-to-maturity	13,498	13,152	-	13,152	-
Loans receivable, net	129,566	128,591	-	-	128,591
Bank-owned life insurance	3,303	3,303	-	3,303	-
Financial Liabilities:
Deposits	176,795	176,869	-	176,869	-
Borrowed funds	9,018	8,720	-	8,720	-

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

NOTE 12. STOCK COMPENSATION

On September 1, 2022, the Company granted a total of 295,340 awards under the 2022 Stock Option Plan and 119,336 awards under the 2022 Recognition and Retention Plan. In accordance with ASC 718, Compensation – Stock Compensation, the Company measures stock compensation expense based on the fair market value of the instrument as of the grant date and is recognized over the service period, which is usually the vesting period. Total stock compensation expense, allocated between salaries and employee benefits expense and directors’ fees, totaled $47,000 for the three and nine months ended September 30, 2022.

All awards issued on September 1, 2022 were issued with a five year vesting period. Awards granted under the 2022 Stock Option Plan were issued with an exercise price of $13.30 and may be exercised at any time after vesting and within 10 years of the grant date. The Company estimated the fair value of each option granted to be $4.36 using the Black-Scholes option pricing model. Key management assumptions for the model included an expected life of 6.50 years, expected volatility of 32.55% and expected dividend yield of 1.50%. Awards granted under the 2022 Recognition and Retention Plan were issued with a fair value of $13.30 per share, which was based on the closing price per share of the Company’s common stock as of September 1, 2022.

NOTE 13. SUBSEQUENT EVENTS

On March 23, 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention, which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of the 2022 Recognition and Retention Plan, the Company will contribute sufficient funds to the Recognition and Retention Plan Trust so that the Trust can purchase 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. On October 13, 2022, the 2022 Recognition and Retention Plan began purchasing shares of the Company’s common stock through open market purchases in accordance with the terms of the Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2021.

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

Overview

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

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

At September 30, 2022, total assets were $283.4 million, including total loans of $131.7 million and total investment securities of $92.0 million, total deposits were $184.2 million and total shareholders’ equity was $89.3 million. The Company reported net income of $139,000 for the three months ended September 30, 2022, compared to net income of $1.4 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022, the Company reported net income of $26,000, compared to net income of $1.8 million for the nine months ended September 30, 2021. During the three and nine months ended September 30, 2021, the Company received a $1.8 million grant from the Community Development Financial Institution (“CDFI”) Rapid Response Program and recognized the amount in non-interest income.  During the nine months ended September 30, 2022, the Company received and recognized into income a $171,000 Bank Enterprise Award (“BEA”) Program grant from the CDFI Fund. Professional fees associated with the grant totaled $26,000 and were recorded in non-interest expense in the same period. The Bank also rebranded and officially changed its name to Catalyst Bank during the 2022 period. Pre-tax costs associated with the rebranding of the Bank totaled $270,000 for the nine months ended September 30, 2022.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. We expect that our non-interest expenses will continue to increase as we grow and expand our operations. In addition, our compensation expense will increase due to the new stock benefit plans we adopted and implemented in 2022. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, the impact of the COVID-19 pandemic, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover probable and reasonably estimable losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available. The allowance for loans losses totaled $1.8 million, or 1.37% of total loans, at September 30, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021.  The decrease in the allowance for loan losses largely reflects the reversal of certain provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk.

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Declines in the estimated fair value of individual investment securities below their cost that are considered other-than-temporary are recognized as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. At September 30, 2022 and December 31, 2021, net unrealized losses on available-for-sale securities totaled $12.6 million and $864,000, respectively. The increase in unrealized losses on available-for-sale securities relates principally to the increases in market rates of similar types of securities. No declines in fair value of available-for-sale securities were deemed to be other-than-temporary.

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

COVID-19

The CARES Act, enacted in March of 2020 in response to the economic disruption brought about by the COVID-19 pandemic, contains many provisions related to banking, lending, mortgage forbearance and taxation. Under the provisions of the act, we supported our customers through the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”), loan modifications and loan deferrals. We funded 240 SBA PPP loans totaling $8.5 million with an average initial loan balance of $36,000 to existing customers and key prospects located primarily in our markets in south central Louisiana. As of December 31, 2021, the unpaid principal balance of PPP loans totaled $2.8 million. During the nine months ended September 30, 2022, all of our outstanding PPP loans were fully repaid.

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

Comparison of Financial Condition at September 30, 2022 and December 31, 2021

Total Assets.  Total assets decreased $1.9 million, or 0.7%, to $283.4 million at September 30, 2022 from $285.3 million at December 31, 2021. The decrease resulted primarily from declines in available-for-sale investment securities, down $9.8 million, and in cash and cash equivalents, down $4.7 million, partially offset by an increase in bank-owned life insurance of $10.2 million.

Loans.  Total loans receivable fell by $141,000, or 0.1%, to $131.7 million at September 30, 2022, compared to $131.8 million at December 31, 2021. Commercial and industrial and residential mortgage loan growth was entirely offset by net declines across the other segments of the portfolio. All PPP loans were fully paid off during the nine months ended September 30, 2022. The total unpaid principal balance of PPP loans, included in commercial and industrial loans, amounted to $2.8 million at December 31, 2021.

The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$88,327	67.1%	$87,303	66.2%	$1,024	1.2%
Commercial real estate	21,073	16.0	23,112	17.5	(2,039)	(8.8)
Construction and land	4,450	3.4	4,079	3.1	371	9.1
Multi-family residential	3,252	2.5	4,589	3.5	(1,337)	(29.1)
Total real estate loans	117,102	89.0	119,083	90.3	(1,981)	(1.7)
Other loans
Commercial and industrial	11,087	8.4	8,374	6.4	2,713	32.4
Consumer	3,512	2.6	4,385	3.3	(873)	(19.9)
Total other loans	14,599	11.0	12,759	9.7	1,840	14.4
Total loans	$131,701	100.0%	131,842	100.0%	$(141)	(0.1)%

Allowance for Loan Losses. The allowance for loans losses totaled $1.8 million, or 1.37% of total loans, at September 30, 2022 and $2.3 million, or 1.73% of total loans, at December 31, 2021. The decline in the allowance for loan losses primarily reflects the reversal of provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk and a $79,000 decrease in reserves for loans individually evaluated for impairment. During the nine months ended September 30, 2022, net loan charge-offs totaled $97,000 and the Company recorded a reversal to the allowance for loan losses of $375,000.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
(Dollars in thousands)	2022	2021	2021
Allowance for loan losses, beginning of period	$2,276	$3,022	$3,022
Provision for (reversal of) loan losses	(375)	(286)	(660)
Net loan charge-offs:
One- to four-family residential	(84)	(72)	(69)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(2)	-	-
Consumer	(11)	(18)	(17)
Total net charge-offs	(97)	(90)	(86)
Allowance for loan losses, end of period	$1,804	$2,646	$2,276

Total loans at end of period	$131,701	$136,720	$131,842
Total non-accrual loans at end of period	1,221	752	890
Total non-performing loans at end of period	1,600	917	891
Total average loans	132,052	143,075	141,592

Allowance for loan losses as a percent of:
Total loans	1.37%	1.94%	1.73%
Non-accrual loans	147.75	351.86	255.73
Non-performing loans	112.75	288.55	255.44

Net annualized charge-offs as a percent of average loans by portfolio:
One- to four-family residential	(0.13)%	(0.10)%	(0.07)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(0.03)	-	-
Consumer	(0.36)	(0.53)	(0.37)
Total loans	(0.10)	(0.08)	(0.06)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated, and our performing TDRs.

	September 30,	December 31,
(Dollars in thousands)	2022	2021
Non-accruing loans
One- to four-family residential	$1,124	$791
Commercial real estate	50	-
Construction and land	36	68
Multi-family residential	-	-
Commercial and industrial	-	18
Consumer	11	13
Total non-accruing loans	1,221	890
Accruing loans 90 days or more past due
One- to four-family residential	287	-
Commercial real estate	92	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	1
Total accruing loans 90 days or more past due	379	1
Total non-performing loans	1,600	891
Foreclosed assets	320	340
Total non-performing assets	1,920	1,231
Performing troubled debt restructurings	891	1,873
Total non-performing assets and performing TDRs	$2,811	$3,104
Total loans	$131,701	$131,842
Total assets	$283,414	$285,349
Total non-accruing loans as a percentage of total loans	0.93%	0.68%
Total non-performing loans as a percentage of total loans	1.21%	0.68%
Total non-performing loans as a percentage of total assets	0.56%	0.31%
Total non-performing assets as a percentage of total assets	0.68%	0.43%

Investment Securities.  Our total investment securities, available-for-sale and held-to-maturity, amounted to $92.0 million at September 30, 2022, a decrease of $9.8 million, or 9.6%, compared to $101.8 million in investment securities at December 31, 2021. Net unrealized losses on securities available-for-sale totaled $12.6 million at September 30, 2022, compared to $864,000 at December 31, 2021. The increase in unrealized losses on available-for-sale securities related principally to increases in market interest rates for similar securities. At September 30, 2022, 87% of total investment securities, based on amortized cost, or $91.2 million, were classified as available-for-sale. Our investment securities portfolio at such date consisted primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the nine months ended September 30, 2022, purchases of $10.9 million of investment securities exceeded $8.5 million of maturities, calls and principal repayments.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2022.

	Contractual Maturity as of September 30, 2022
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$2,331	$11,740	$60,691	$74,762
U.S. Government and agency obligations	-	9,977	10,000	4,009	23,986
Municipal obligations	-	1,429	1,947	2,559	5,935
Total	$-	$13,737	$23,687	$67,259	$104,683

Weighted average yield
Mortgage-backed securities	-%	2.27%	1.82%	1.56%	1.62%
U.S. Government and agency obligations	-	1.03	1.23	2.13	1.30
Municipal obligations	-	0.83	2.29	1.35	1.53
Total weighted average yield	-%	1.22%	1.61%	1.58%	1.54%

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

Deposits.  Our total deposits amounted to $184.2 million at September 30, 2022, an increase of $7.4 million, or 4.2%, compared to December 31, 2021. This increase resulted primarily from increases in NOW account balances, partially offset by declines in certificates of deposit.

The following table presents total deposits by account type for the dates indicated.

	September 30, 2022		December 31, 2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$31,988	17.4%	$30,299	17.1%	$1,689	5.6%
Negotiable order of withdrawal (“NOW”)	50,547	27.4	34,357	19.4	16,190	47.1
Money market	17,129	9.3	18,878	10.7	(1,749)	(9.3)
Savings	26,874	14.6	26,698	15.1	176	0.7
Certificates of deposit	57,689	31.3	66,563	37.7	(8,874)	(13.3)
Total deposits	$184,227	100%	$176,795	100%	$7,432	4.2

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.2 million at September 30, 2022, compared to $9.0 million at December 31, 2021. The increase in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $847,000 and $982,000 at September 30, 2022 and December 31, 2021, respectively.

Shareholders’ Equity.  Shareholders’ equity decreased $9.0 million, or 9.2%, to $89.3 million at September 30, 2022 compared to $98.3 million at December 31, 2021. The primary reason for the decrease in total shareholders’ equity was a $9.3 million increase in the Company’s accumulated other comprehensive loss position due to unrealized losses on available-for-sale securities. At September 30, 2022, our ratio of total shareholders’ equity to total assets was 31.5% compared to 34.5% at December 31, 2021.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid.  The following tables show for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Taxable equivalent (“TE”) yields have been calculated using a marginal tax rate of 21%. All average balances are based on daily balances.

	Three Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$131,583	$1,466	4.42%	$137,031	$1,671	4.84%
Investment securities(TE)(2)	104,403	381	1.48	61,912	172	1.13
Other interest-earning assets	34,548	185	2.12	36,504	13	0.14
Total interest-earning assets(TE)	270,534	2,032	2.99	235,447	1,856	3.13
Non-interest-earning assets	17,518			17,729
Total assets	$288,052			$253,176
Interest-bearing liabilities:
Savings, NOW and money market accounts	91,738	29	0.13	81,650	26	0.12
Certificates of deposit	59,833	64	0.43	69,076	98	0.56
Total interest-bearing deposits	151,571	93	0.24	150,726	124	0.33
FHLB advances	9,126	69	2.99	8,966	68	3.04
Total interest-bearing liabilities	160,697	162	0.40	159,692	192	0.48
Non-interest-bearing liabilities	34,591			42,534
Total liabilities	195,288			202,226
Shareholders' equity	92,764			50,950
Total liabilities and shareholders' equity	$288,052			$253,176
Net interest-earning assets	$109,837			$75,755
Net interest income; average interest rate spread(TE)		$1,870	2.59%		$1,664	2.65%
Net interest margin(TE)(3)			2.75%			2.81%
Average interest-earning assets to average interest-bearing liabilities			168.35%			147.44%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Nine Months Ended September 30,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$132,052	$4,584	4.64%	$143,075	$5,344	4.99%
Investment securities(TE)(2)	104,061	1,062	1.37	50,894	434	1.16
Other interest-earning assets	34,735	262	1.01	30,904	37	0.16
Total interest-earning assets(TE)	270,848	5,908	2.92	224,873	5,815	3.46
Non-interest-earning assets	16,152			15,472
Total assets	$287,000			$240,345
Interest-bearing liabilities:
Savings, NOW and money market accounts	86,459	77	0.12	77,928	84	0.14
Certificates of deposit	63,547	195	0.41	69,157	330	0.64
Total interest-bearing deposits	150,006	272	0.24	147,085	414	0.38
FHLB advances	9,080	205	3.00	8,907	204	3.06
Total interest-bearing liabilities	159,086	477	0.40	155,992	618	0.53
Non-interest-bearing liabilities	33,514			33,675
Total liabilities	192,600			189,667
Shareholders' equity	94,400			50,678
Total liabilities and shareholders' equity	$287,000			$240,345
Net interest-earning assets	$111,762			$68,881
Net interest income; average interest rate spread(TE)		$5,431	2.52%		$5,197	2.93%
Net interest margin(TE)(3)			2.69%			3.09%
Average interest-earning assets to average interest-bearing liabilities			170.25%			144.16%
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Nine Months Ended
	September 30, 2022 vs 2021			September 30, 2022 vs 2021
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$(140)	$(65)	$(205)	$(363)	$(397)	$(760)
Investment securities	66	143	209	101	527	628
Other interest-earning assets	172	-	172	220	5	225
Total interest income	98	78	176	(42)	135	93
Interest expense:
Savings, NOW and money market accounts	-	3	3	(15)	8	(7)
Certificates of deposit	(22)	(12)	(34)	(110)	(25)	(135)
Total deposits	(22)	(9)	(31)	(125)	(17)	(142)
FHLB advances and other borrowings	(1)	2	1	(3)	4	1
Total interest expense	(23)	(7)	(30)	(128)	(13)	(141)
Increase (decrease) in net interest income	$121	$85	$206	$86	$148	$234

Comparison of Results of Operations for the Three Months Ended September 30, 2022 and 2021.

General. For the three months ended September 30, 2022, the Company reported net income of $139,000, compared to net income of $1.4 million for the three months ended September 30, 2021. During the three months ended September 30, 2021, we received and recognized into non-interest income $1.8 million related to a CDFI Rapid Response Program grant. During the three months ended September 30, 2022, the Company recorded a reversal to the allowance for loan losses of $115,000, compared to no provision for or reversal of loan losses for the three months ended September 30, 2021.

Interest Income. Total interest income increased $176,000, or 9.5%, to $2.0 million for the three months ended September 30, 2022, compared to the three months ended September 30, 2021. This increase was primarily attributable to a $209,000 increase in interest income on investment securities and a $172,000 increase in other interest income, partially offset by a decrease in interest income on loans of $205,000.

The average loan yield was 4.42% for the three months ended September 30, 2022, down from 4.84% for the three months ended September 30, 2021. Average loans were $131.6 million for the three months ended September 30, 2022, down $5.4 million, or 4.0%, compared to the same period in 2021. Interest income on loans for the three months ended September 30, 2021 included $70,000 of recognized deferred PPP loan fees. PPP loans were fully paid-off in 2022 and no deferred fee income was earned from PPP loans during the three months ended September 30, 2022.

The increase in interest income on investment securities was primarily due to an increase in the average volume of our securities portfolio. The average amortized cost balance of our investment securities portfolio was up $42.5 million, or 68.6%, for the three months ended September 30, 2022, compared to the same period in 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our IPO into the investment securities portfolio.

Interest Expense. Total interest expense decreased $30,000, or 15.6%, to $162,000 for the three months ended September 30, 2022 from $192,000 for the three months ended September 30, 2021. Interest expense on deposits was $93,000 during the three months ended September 30, 2022, down $31,000, or 25.0%, from $124,000 for the three months ended September 30, 2021.  While the average balance of our total interest-bearing deposits increased by $845,000, or 0.6%, to $151.6 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021, the average rate paid on interest-bearing deposits was down nine basis points to 0.24% for the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

Net Interest Income. Net interest income was $1.9 million for the three months ended September 30, 2022, up $206,000, or 12.4%, from the three months ended September 30, 2021. Our interest rate spread was 2.59% and 2.65% for the three months ended September 30, 2022 and 2021, respectively. Our net interest margin was 2.75% and 2.81% for the three months ended September 30, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the prior comparable periods was primarily the result of lower average yields earned on loans and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans outstanding. The impact on yield due to these factors more than offset the increase in yield on other interest-earning assets and the reduction in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  During the three months ended September 30, 2022, the Company recorded a reversal to the allowance for loan losses of $115,000. We recorded no provision or reversal to the allowance for loan losses for the three months ended September 30, 2021. The reversal during the 2022 period primarily reflects the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income totaled $296,000 for the three months ended September 30, 2022, compared to $2.0 million for the three months ended September 30, 2021. Non-interest income in the 2021 period primarily reflects the receipt of a $1.8 million grant from the U.S. Treasury Department’s CDFI Rapid Response Program. The CDFI Rapid Response Program is designed to quickly deploy capital to community development financial institutions, such as the Bank, in order to provide them with resources to help counter the economic impact created by the COVID-19 pandemic in distressed and underserved communities.

Non-interest Expense.  Non-interest expense increased $244,000, or 13.0%, to $2.1 million for the three months ended September 30, 2022, compared to $1.9 million for the three months ended September 30, 2021. The increase in non-interest expense primarily reflects the additional costs associated with operating as a public company since the completion of our IPO in October 2021 and additional resources needed to expand our business.

Salaries and employee benefits expense totaled $1.2 million for the three months ended September 30, 2022, an increase of $84,000, or 7.7%, over the comparable period in 2021 primarily due to stock compensation expense recognized in the 2022 period. Allocations under the Company’s ESOP commenced during the fourth quarter of 2021 and the Company granted awards under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement in September 2022.

Data processing and communication expense totaled $216,000 for the three months ended September 30, 2022, an increase of $15,000, or 7.5%, over the comparable period in 2021 primarily due to the cost of technology resources for additional personnel and our newest branch location.

Professional fees totaled $157,000 for the three months ended September 30, 2022, an increase of $69,000, or 78.4%, over the comparable period in 2021 primarily due to public company consulting, legal services and other professional fees.

Advertising and marketing expense totaled $36,000 for the three months ended September 30, 2022, an increase of $22,000 over the comparable period in 2021 primarily due to an increased focus on in-person promotional efforts to familiarize our market with the Bank’s new name and mission.

Franchise and shares tax expense totaled $15,000 for the three months ended September 30, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Income Tax Expense.  The Company reported an income tax expense of $14,000 for the three months ended September 30, 2022, compared to income tax expense of $372,000 for the three months ended September 30, 2021. The change in income tax expense over the comparable three-month periods was primarily due to the change in taxable earnings.

Comparison of Results of Operations for the Nine Months Ended September 30, 2022 and 2021.

General. For the nine months ended September 30, 2022, the Company reported net income of $26,000, compared to net income of $1.8 million for the nine months ended September 30, 2021. During the nine months ended September 30, 2021, the Company received a $1.8 million Rapid Response Program grant from the CDFI Fund and recognized the amount in non-interest income. During the nine months ended September 30, 2022, the Company received and recognized into non-interest income a $171,000 BEA Program grant from the CDFI Fund. The Bank also rebranded and officially changed its name to Catalyst Bank during the 2022 period. Pre-tax costs associated with the rebranding of the Bank totaled $270,000 for the nine months ended September 30, 2022. Professional fees associated with the grant totaled $26,000 and were recorded in non-interest expense in the same period.

Interest Income. Total interest income increased $93,000, or 1.6%, to $5.9 million for the nine months ended September 30, 2022, from $5.8 million for the nine months ended September 30, 2021. This increase was primarily attributable to a $628,000 increase in interest income on investment securities and a $225,000 increase in other interest income, partially offset by a decrease in interest income on loans of $760,000.

The average loan yield was 4.64% for the nine months ended September 30, 2022, down from 4.99% for the nine months ended September 30, 2021. In addition, average loans were $132.1 million for the nine months ended September 30, 2022, down $11.0 million, or 7.7%, compared to the same period in 2021. Loan income from the recognition of deferred PPP loan fees totaled $186,000 for the nine months ended September 30, 2022, down $94,000, or 33.6%, from $280,000 recognized in the same period in 2021.

The increase in interest income on investment securities was primarily due to an increase in the average volume of our securities portfolio. The average amortized cost balance of our investment securities was up $53.2 million, or 104.5%, for the nine months ended September 30, 2022, compared to the same period in 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our IPO into the investment securities portfolio.

Interest Expense. Total interest expense decreased $141,000, or 22.8%, to $477,000 for the nine months ended September 30, 2022 from $618,000 for the nine months ended September 30, 2021. Interest expense on deposits was $272,000 during the nine months ended September 30, 2022, down $142,000, or 34.3%, from $414,000 for the nine months ended September 30, 2021.  While the average balance of our total interest-bearing deposits increased by $2.9 million, or 2.0%, to $150.0 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021, the average rate paid on interest-bearing deposits decreased by 14 basis points to 0.24% for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

Net Interest Income. Net interest income was $5.4 million for the nine months ended September 30, 2022, an increase of $234,000, or 4.5%, compared to the nine months ended September 30, 2021. Our average interest rate spread was 2.52% and 2.93% for the nine months ended September 30, 2022 and 2021, respectively. Our net interest margin was 2.69% and 3.09% for the nine months ended September 30, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the prior comparable periods was primarily the result of lower average yield on loans and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total loans. The impact on yield due to these factors more than offset the increase in yield on other interest-earning assets and the reduction in the average cost of our interest-bearing liabilities.

Provision for Loan Losses.  During the nine months ended September 30, 2022 and 2021, the Company recorded reversals to the allowance for loan losses of $375,000 and $286,000, respectively. The amounts recorded during both periods primarily reflect the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income decreased by $1.5 million, or 63.7%, to $872,000 for the nine months ended September 30, 2022 from $2.4 million for the nine months ended September 30, 2021. In August 2021, the Bank was awarded a $1.8 million grant from the U.S. Treasury Department’s CDFI Rapid Response Program, which was recognized as non-interest income.

During the nine months ended September 30, 2022, the Company received and recognized into non-interest income a $171,000 BEA Program grant from the CDFI Fund. BOLI income increased by $149,000 to $216,000 for the nine months ended September 30, 2022, compared to the same period in 2021, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022. During the 2022 period, the Company also recorded losses on the disposal of fixed assets with a total net book value of $77,000. Of the assets disposed, $55,000 was attributable to branch signage that was replaced due to the Bank’s rebranding.

Non-interest Expense.  Non-interest expense increased $1.1 million, or 20.1%, to $6.7 million for the nine months ended September 30, 2022, compared to $5.6 million for the nine months ended September 30, 2021. Total non-interest expense for the nine months ended September 30, 2022 included $215,000 of rebranding-related expenses. The increase in non-interest expense also reflects additional costs associated with operating as a public company and additional resources needed to expand our business.

Salaries and employee benefits expense totaled $3.6 million for the nine months ended September 30, 2022, an increase of $316,000, or 9.5%, over the comparable period in 2021 primarily due to stock compensation expense and new personnel in the 2022 period. Allocations under the Company’s ESOP commenced during the fourth quarter of 2021 and the Company granted awards under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement in September 2022.

Data processing and communication expense totaled $666,000 for the nine months ended September 30, 2022, an increase of $110,000, or 19.8%, over the comparable period in 2021 primarily due to the cost of technology resources for additional personnel and our newest branch location during the 2022 period. Data processing and communication expense also included $30,000 of rebranding-related expenses during the 2022 period.

Professional fees totaled $472,000 for the nine months ended September 30, 2022, an increase of $217,000, or 85.1%, over the comparable period in 2021 primarily due to public company consulting and legal services.

Advertising and marketing expense totaled $187,000 for the nine months ended September 30, 2022, an increase of $152,000 over the comparable period in 2021 primarily due to rebranding-related expenses of $124,000 incurred during the nine months ended September 30, 2022.

Franchise and shares tax expense totaled $131,000 for the nine months ended September 30, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Income Tax Expense.  The Company reported an income tax benefit of $45,000 for the nine months ended September 30, 2022, compared to income tax expense of $465,000 for the nine months ended September 30, 2021. The change in income tax expense over the comparable nine-month periods was primarily due to the change in taxable earnings.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At September 30, 2022, we had outstanding advances from the FHLB with a carrying value of $9.2 million, and had the capacity to borrow approximately an additional $37.6 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $376,000 for the nine months ended September 30, 2022. Net cash used in investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets, such as bank-owned life insurance, was $12.5 million for the nine months ended September 30, 2022. Net cash provided by financing activities, consisting of the net change in deposits, was $7.4 million for the nine months ended September 30, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that the majority of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at September 30, 2022 and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2022
Common Equity Tier 1 Capital	$77,997	57.84%	$8,765	>6.5%
Tier 1 Risk-Based Capital	77,997	57.84	10,788	>8.0
Total Risk-Based Capital	79,684	59.09	13,485	>10.0
Tier 1 Leverage Capital	77,997	28.29	13,784	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

At September 30, 2022, we had $872,000 of outstanding commitments to originate loans and $3.7 million of remaining funds to be disbursed on construction loans in process. Our total unused lines of credit, unused overdraft privilege amounts and letters of credit totaled $12.9 million at September 30, 2022. Certificates of deposit that are scheduled to mature in less than one year from September 30, 2022, totaled $45.7 million. Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2022.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at September 30, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$872	$872	$-	$-	$-
Undisbursed portion of construction loans in process	3,730	2,075	1,655	-	-
Unused lines of credit	11,771	6,978	3,408	-	1,385
Unused overdraft privilege amounts	1,117	-	-	-	1,117
Letters of credit	4	4	-	-	-
Total commitments	$17,494	$9,929	$5,063	$-	$2,502

The following table summarizes our contractual cash obligations at September 30, 2022.

		Payments Due By Period
(Dollars in thousands)	Total at September 30, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$57,689	$45,702	$11,408	$579	$-
FHLB advances	10,000	-	-	3,000	7,000
Total long-term debt	67,689	45,702	11,408	3,579	7,000
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$67,689	$45,702	$11,408	$3,579	$7,000

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 3 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2022, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2022, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

CATALYST BANCORP, INC.

Date: November 10, 2022	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 10, 2022	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)