Form 10-K
period 2022-12-31
Catalyst Bancorp, Inc.
filed 2023-03-30
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing price of $13.53 for the common stock on June 30, 2022, as reported by the Nasdaq Stock Market, was approximately $63.5 million.

Number of shares of Common Stock outstanding as of March 27, 2023: 5,058,612.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2023 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

CATALYST BANCORP, INC.

Form 10-K

For the Year Ended December 31, 2022

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Catalyst Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Catalyst Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) economic and competitive conditions which could affect the volume of loan originations, deposit flows and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in the interest rate environment causing reduced interest margins; (5) general economic conditions, either nationally or in the markets in which Catalyst Bancorp is or will be doing business, being less favorable than expected (6) political and social unrest including acts of war or terrorism; (7) the effect of any ongoing impact of the novel coronavirus (COVID-19) or (8) legislation or changes in regulatory requirements adversely affecting the business in which Catalyst Bancorp will be engaged. Catalyst Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

Item 1. Business

BUSINESS OF CATALYST BANCORP, INC.

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization. In June 2022, St. Landry Homestead changed its name to Catalyst Bank (the “Bank”).

The conversion of the Bank from the mutual to the stock form of organization (the “Conversion”) was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 5,290,000 shares of its common stock for an aggregate of $52.9 million. Total net proceeds from the offering were $50.8 million (including shares issued to the Company’s employee stock ownership plan (“ESOP”)). The Company contributed 50% of the net proceeds from the stock offering to the Bank. The Company retained the remainder of the net proceeds from the stock offering and used $4.2 million to make a loan to the ESOP.

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

Catalyst Bancorp’s cash flow depends on earnings from the investment of the net proceeds from the offering that it retains and any dividends it receives from the Bank. The Bank is subject to regulatory limitations on the amount of dividends that it may pay. See “Supervision and Regulation – Federal Banking Regulation – Capital Distributions.” The Company neither owns nor leases any property, but instead utilizes the premises, equipment and furniture of the Bank. At the present time,  the Company employs only persons who are officers of the Bank to serve as officers of the Company. The Company does, however, use the support staff of the Bank from time to time. Catalyst Bancorp may hire additional employees, as appropriate, to the extent we expand our business in the future.

Our headquarters is located at 235 N. Court Street, Opelousas, Louisiana, and our telephone number is (337) 948-3033. We maintain a website at www.catalystbank.com, and we provide our customers with on-line banking services. This Annual Report on Form 10-K, as well as all other filings we make with the U.S. Securities and Exchange Commission, are available on our website under the “Investor Relations” tab. Information on our website should not be considered a part of this Annual Report on Form 10-K.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to Catalyst Bank (formerly St. Landry Homestead), the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

BUSINESS OF CATALYST BANK

General.  Catalyst Bank is a federally-chartered community-oriented savings bank which was originally organized in 1922 under the name St. Landry Homestead Federal Savings Bank and is headquartered in Opelousas, Louisiana. St. Landry Homestead Federal Savings Bank changed its name to Catalyst Bank in June 2022. The Bank currently conducts its business from its main office as well as five additional full-service branch offices. Our branch offices are located in Eunice, Port Barre and Opelousas, in St. Landry Parish, and Lafayette and Carencro, in Lafayette Parish. Branch offices in Opelousas and Carencro were opened in July 2019 and October 2020, respectively. Our newest branch office, located in Lafayette, Louisiana, opened for business in November 2021. St. Landry and Lafayette Parishes are in the Acadiana region of south central Louisiana.

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

Historically, the Bank was a traditional thrift institution with an emphasis on long-term single-family residential first mortgage loans secured by residences located in our traditional market area centered in Opelousas, Louisiana. At December 31, 2022, $87.5 million, or 65.5% of our total loan portfolio, was comprised of single-family residential mortgage loans. Our business strategy is to enhance our products and services and embrace a full-service community bank model by re-focusing our efforts to attract a greater number of small-to mid-sized businesses and business professionals in our market area and to increase our holdings of commercial and multi-family residential real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

Market Area and Competition

Historically, our business focus has centered on areas within a short drive from our banking offices in St. Landry Parish and adjoining areas. We expanded our branch office network into neighboring Lafayette Parish by opening our Carencro office in October 2020 and our Lafayette office in November 2021. In recent years, St. Landry Parish has seen limited growth or expansion. Lafayette, on the other hand, has experienced more growth and expansion. In the future, we expect to increase our penetration in both St. Landry and Lafayette Parishes with a focus on serving small- to mid-sized businesses and professionals.

Economic activity in the Acadiana region of south-central Louisiana is influenced by the oil and gas industry. In addition, other major sectors driving economic activity in Acadiana include energy support services, healthcare, technology, manufacturing, finance, tourism and other service-related industries. The education, healthcare and social service sector represents the largest employment sector in St. Landry Parish and Lafayette Parish.

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

Lending Activities

General. At December 31, 2022, our loan portfolio totaled $133.6 million, or 50.7% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We are currently focused on increasing our commercial loan portfolio by originating commercial real estate and multi-family residential mortgage loans, commercial and industrial loans, and construction and land loans. In addition, we originate consumer loans, consisting primarily of loans secured by deposits at the Bank, automobile, recreational vehicle and boat loans, and other loans.

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Loan originations are obtained through a variety of sources, primarily existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Single-family residential mortgage loan applications and consumer loan applications are taken at any of the Bank’s branch offices. Applications for other loans typically are taken personally by one of our commercial bankers. All loan applications are processed and underwritten by our credit department personnel under the supervision of our Chief Credit Officer.

Our underwriting standards do not require that new single-family residential mortgage loans conform to secondary market standards and a significant portion of our single-family residential mortgage loans are considered “non-conforming” due to factors such as the borrower’s job status or income, the condition or age of the residence or other factors. For loans which are secured by real estate, property valuations are undertaken by independent third-party appraisers approved by our Board of Directors.

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate mortgage loans or construction and land development loans, from other financial institutions in our market area or other markets in Louisiana. At December 31, 2022, we had purchased participation interests in four loans with an aggregate outstanding balance of $2.5 million. Full underwriting and credit analysis procedures are performed by our credit department before such participations are purchased to verify compliance with our loan policy. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of the borrower’s updated financial statements. During 2022, one of our purchased participation interests, with an outstanding balance of $967,000 at December 31, 2021, was paid-off.

In addition, the Bank also occasionally sells participation interests in loans it originates. We had no sold loan participation interests at December 31, 2022 or December 31, 2021. We generally have sold participation interests in loans when a loan would exceed our loans-to-one borrower limits. Our legal loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus, or $12.0 million at December 31, 2022. At December 31, 2022, our five largest loans to one borrower and related entities amounted to $3.5 million, $3.1 million, $3.0 million, $2.6 million and $2.1 million, respectively, and all of such loans were performing in accordance with their terms.

One- to Four-Family Residential Mortgage Lending.  Historically, our primary lending focus was the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2022, $87.5 million, or 65.5% of our total loan portfolio, consisted of single-family residential mortgage loans with an average outstanding balance of $67,000 per loan.

Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to our credit department for processing, which consists primarily of obtaining all documents required to complete the underwriting, which includes making a determination whether the loan meets our underwriting standards. Our underwriting standards do not require that new single-family residential mortgage loans conform to secondary market standards. We underwrite one- to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 80%. Loan-to-value ratios are based upon an appraisal of the collateral performed by a licensed and Company-approved appraiser. If appropriate, we also require that title insurance, hazard insurance and flood insurance be maintained on all properties securing real estate loans.

We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate is generally fixed for the initial three to five years and then adjusts every three to five years thereafter. At December 31, 2022, approximately 67.3% of our single-family residential mortgage loans maturing after December 31, 2023 were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2.5% at any adjustment date and a 6% cap above or below the initial interest rate over the life of the loan.  On and prior to December 31, 2021, the interest rate on our ARM loans was based on the Semi-Annual Weighted Average Cost of Funds Index of the FHLB for the 11th District. The 11th District Cost of Funds Index (“COFI”) was discontinued after the publication of the index for the period ended December 2021. As a result, we have replaced the 11th District Cost of Funds Index with the Enterprise 11th District COFI Replacement Index, which is administered and published by the Federal Home Loan Mortgage Corporation.

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

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2022, our commercial real estate and multi-family residential loans amounted to an aggregate of $22.6 million, or 16.9% of our total loan portfolio at such date. We have increased our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving the Bank’s interest rate risk profile, and provide higher yields than single-family residential mortgage loans.

Our commercial real estate loan portfolio amounted to $19.4 million, or 14.5% of the total loan portfolio, at December 31, 2022 and consist primarily of loans secured by retail and industrial use buildings, hotels, strip shopping centers and other properties used for commercial purposes located in our market area. The five largest commercial real estate loans outstanding at December 31, 2022 were $2.9 million, $1.3 million, $939,000, $937,000 and $651,000, and all of such loans were performing in accordance with their terms. At such date, the average commercial real estate loan size was $198,000.

At December 31, 2022, the Bank’s multi-family residential mortgage loans amounted to $3.2 million, or 2.4% of the total loan portfolio. The Bank’s multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with the Bank’s commercial real estate loans, are secured by residential properties with more than four units located in the Bank’s market area. At December 31, 2022, the Bank’s largest multi-family residential mortgage loan was a $1.9 million loan secured by an 86 unit apartment complex located in Opelousas, Louisiana, which is performing in accordance with its terms. At December 31, 2022, we had a total of seven multi-family residential mortgage loans with an average outstanding balance of $457,000 per loan.

Although terms for commercial real estate and multi-family residential loans vary, our underwriting standards generally allow for terms not exceeding 20 years and loan-to-value ratios of not more than 80%. Interest rates are typically adjustable, based upon designated market indices such as The Wall Street Journal prime rate, or fixed-rate, and fees are charged to the borrower at the origination of the loan. The actual lives of such loans generally are less than their contractual terms to maturity due to prepayments and re-financings. Generally, we obtain personal guarantees of the principals as additional collateral for commercial real estate and multi-family residential loans.

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

At December 31, 2022, less than 1% of our commercial real estate and multi-family residential loans were delinquent for more than 30 days, or were on non-accrual status. In aggregate, charge-offs of commercial real estate and multi-family residential loans totaled less than $1,000 during the years ended December 31, 2022 and 2021.

Construction and Land Loans. At December 31, 2022, construction and land loans amounted to $6.2 million, or 4.6% of our total loans outstanding. This portfolio consists of a fairly even mix of construction loans and loans secured by land, which includes raw land (unimproved and unplatted) and lots (land which has been subdivided and platted).

As of December 31, 2022, the outstanding balance of our land loans totaled $2.9 million with an average outstanding balance per loan of $48,000. Such loans are generally secured by properties in our market area and have original terms to maturity ranging from eight to ten years. Our policy generally is that such loans have loan-to-value ratios not to exceed 70% in the case of personal land loans or 65% in the case of commercial land loans.

Our construction loans at December 31, 2022, included $865,000 related to an 80% participation interest in a $1.9 million commercial subdivision development loan secured by property located in Carencro, Louisiana and $384,000 related to a 10% participation interest in a $50.0 million multi-family residential construction loan secured by a property located in Lafayette, Louisiana. Both participation interests were purchased during 2022 and were performing in accordance with their terms as of December 31, 2022.

Our construction and land loans also included single-family residential construction loans with an aggregate outstanding balance of $1.7 million at December 31, 2022. Generally, the Bank’s single-family residential construction loans are for the construction and permanent financing (“construction/permanent loans”) of the related property. The Bank’s construction/permanent loans are structured to provide one closing for both the construction loan and the permanent financing. Generally, employees of the Bank make periodic inspections of the construction site during the construction phase and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction/permanent loans require payment of interest only during the construction phase and are structured to be converted to fixed- or adjustable-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal. Our construction/permanent loans have a maximum loan-to-value ratio of 80% during the construction phase. Loan proceeds are disbursed based on a percentage of completion. All of such loans had terms to maturity of less than 24 months and were performing at December 31, 2022.

Construction financing is generally considered to involve a higher degree of credit risk than long-term financing on improved, owner-occupied real estate. Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction compared to the estimated cost, including interest, of construction and other assumptions. Additionally, if the estimate of value proves to be inaccurate, the Bank may be confronted with a project, when completed, having a value less than the loan amount. The Bank has attempted to minimize these risks by generally concentrating on construction and development loans in its market area to contractors who have established a quality reputation.

Commercial and Industrial Loans.  Our commercial and industrial loans amounted to $13.8 million, or 10.4% of the total loan portfolio, at December 31, 2022. Our commercial and industrial loans are typically to small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. These loans may have adjustable or fixed rates of interest and generally have terms of five years or less. Our commercial and industrial loans include unsecured loans and loans secured by equipment, machinery or other corporate, non-real estate assets. Our maximum loan to value ratio for commercial and industrial loans is generally 80%

and we typically require a minimum debt service coverage ratio of 125% on such loans. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial and industrial loans.

The five largest commercial and industrial loans at December 31, 2022 had outstanding balances of $2.3 million, $1.4 million, $857,000, $575,000 and $500,000, and all of which were performing in accordance with their terms. At such date, the average amount outstanding per borrower within our commercial and industrial loan portfolio was $180,000. At December 31, 2022, approximately $1.3 million of our commercial and industrial loans were unsecured.

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

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $3.4 million, or 2.6% of our total loan portfolio at December 31, 2022. Our consumer loans are comprised primarily of loans secured by deposits at the Bank, which amounted to $2.2 million at December 31, 2022. In addition, our consumer loans include automobile loans, boat loans, recreational vehicle loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2022 and 2021, net charge-offs of consumer loans totaled $26,000 and $17,000, respectively.

Loan Approval Procedures and Authority. Our Board of Directors establishes the Bank’s lending policies. Our loan policy is reviewed at least annually by our management team in order to propose modifications as a result of market conditions, regulatory changes and other factors. All modifications must be approved by our Board of Directors.

Various officers or combinations of officers of the Bank have the authority within specifically identified limits to approve new loans. The maximum loan amount that may be approved by an individual officer is $300,000. Loans up to $400,000 may be approved by the President and an additional designated officer. All other loans must be approved by our Board-level Loan Committee or the full Board of Directors.

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

Property acquired by the Bank through foreclosure is initially recorded at the lower of cost, which is the carrying value of the loan, or fair value at the date of acquisition, which is fair value of the related assets at the date of foreclosure, less estimated costs to sell. Thereafter, if there is a further deterioration in value, we charge earnings for the decrease in value. When appropriate, the Bank obtains an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure. Periodically, we obtain re-appraisals and conduct inspections on our foreclosed properties.

We account for our impaired loans in accordance with generally accepted accounting principles. An impaired loan generally is one for which it is probable, based on available information, that the lender will not collect all the amounts due under the contractual terms of the loan. Large groups of homogeneous loans are collectively evaluated for impairment. These loans are evaluated in groups because each group of loans have similar characteristics and performance experience. Larger commercial real estate, construction and land development and commercial business loans are individually evaluated for impairment at least quarterly by management. At December 31, 2022 and 2021, loans identified as impaired and individually evaluated for estimated losses amounted to $2.8 million and $2.3 million, respectively.

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

When an insured institution classifies one or more assets, or portions thereof, as “substandard” or “doubtful,” a valuation allowance for estimated loan losses is established in accordance with an accepted methodology. General valuation allowances represent loss allowances which have been established to recognize the inherent losses associated with lending activities, but which, unlike specific allocations, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as “loss,” the amount is charged off.

Our allowance for loan losses includes a portion which is allocated to loans collectively evaluated, based primarily upon our periodic reviews of the risk elements within the various categories of loans. The specific components relate to certain impaired loans. The general components cover non-impaired loans and are based on historical loss experience adjusted for qualitative factors in response to changes in risk and market conditions. Our management believes that, based on information currently available, the allowance for loan losses is maintained at a level which covers all known and inherent losses that are both probable and reasonably estimable at each reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

We review and classify loans at least quarterly and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2022 and 2021, we had no loans classified as “doubtful” or “loss” and $3.3 million and $3.6 million, respectively, of loans classified as “substandard.” In addition, there were $462,000, and $3.7 million of loans designated as “special mention” as of December 31, 2022 and 2021, respectively.

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

Troubled Debt Restructurings. We occasionally modify loans to extend the term or make other concessions to help a borrower stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2022 and 2021, our loans which were classified as troubled debt restructurings (“TDRs”) and were on accrual status and not more than 90 days past due (“performing TDRs”) amounted to $783,000 and $1.9 million, respectively.

CARES Act.   The CARES Act, enacted in March of 2020 in response to the economic disruption brought about by the COVID-19 pandemic, contained many provisions related to banking, lending, mortgage forbearance and taxation. In accordance with the guidance provided by the CARES Act, borrowers who were current prior to becoming affected by COVID-19, that received loan modifications as a result of the pandemic, generally were not reported as past due or categorized as troubled debt restructurings. This relief provided by the CARES Act expired January 1, 2022. Through December 31, 2021, we granted COVID-19 related modifications to 204 loans with principal balances totaling $28.2 million. A majority of deferrals were three-month deferrals of principal payments and a three-month extension of the maturity date. At December 31, 2021, we had no loans under payment deferral arrangements due to COVID-19.

Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses. We maintain the allowance at a level believed, to the best of management’s knowledge, to cover all known and inherent losses in the portfolio that are both probable and reasonable to estimate at each reporting date. Management reviews the allowance for loan losses at least quarterly to identify those inherent losses and to assess the overall collection probability for the loan portfolio. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, national and local economic conditions and industry experience. During the years ended December 31, 2022 and 2021, we recorded reversals to the allowance for loan losses of $375,000 and $660,000, respectively. The ratio of our allowance for loan losses as a percentage of total loans was 1.35% at December 31, 2022, compared to 1.73% at December 31, 2021. The declines in the allowance for loan losses primarily reflects the reversal of provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk. The establishment of the allowance for loan losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for loan losses. While management is responsible for the establishment of the allowance for loan losses and for adjusting such allowance through provisions for loan losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for loan losses may be necessary or that loan charge-offs are needed.

Investment Securities

We have authority to invest in various types of securities, including mortgage-backed securities, U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, certificates of deposit at federally insured banks and savings institutions, and federal funds. Our investment policy is approved by the Board of Directors.

The investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the FHLB of Dallas (federal agency securities). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

At December 31, 2022, our investment securities portfolio totaled $93.1 million, or 35.3% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2022, was pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $64.2 million, followed by our investment in U.S. government and federal agency obligations, which amounted to $22.9 million at such date. Our investment in municipal obligations at December 31, 2022, was $6.0 million.

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

Investment securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2022, we had $79.6 million of investment securities classified as available for sale, $13.5 million of investment securities classified as held to maturity and no securities classified as trading securities.

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

The Bank uses traditional means of attracting and retaining deposits, including in-person business development and targeted advertising in our market area. We generally do not solicit deposits from outside our market area. In addition, we solicit deposits from local government municipalities. At December 31, 2022 and 2021, our municipal deposits totaled $21.0 million and $20.9 million, respectively.

Borrowings. We utilize advances from the FHLB as an alternative to retail deposits to fund operations as part of our operating strategy. These FHLB advances are collateralized primarily by certain of our mortgage loans and mortgage-backed securities and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2022 and 2021 our outstanding advances from the FHLB totaled $9.2 million and $9.0 million, respectively. At such dates, none of our borrowings were short-term (maturities of one year or less).

In December of 2020, $10.0 million of long-term debt was restructured to longer maturities at then lower interest rates. A prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt and is being amortized as interest expense over the term of the borrowings.

Subsidiaries

Catalyst Bank, formerly St. Landry Homestead Federal Savings Bank, is a wholly owned subsidiary of Catalyst Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

Employees and Human Capital Resources

At December 31, 2022, we had 50 full-time equivalent employees. None of such employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

We believe that our ability to attract and retain top quality employees will be key to the Company’s future success. During the year ended December 31, 2020, we hired a new President and Chief Executive Officer. Since then, we have made several additional new hires, including but not limited to: a Chief Credit Officer, a Director of Operations, an Acadiana Market President, a Chief Financial Officer and several commercial bankers. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

SUPERVISION AND REGULATION

General

As a federal savings association, Catalyst Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”), and is also subject to examination by the Federal Deposit Insurance Corporation (the “FDIC”) as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Catalyst Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of shareholders. Catalyst Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

Under this system of regulation, the regulatory authorities have extensive discretion in connection with their supervisory, enforcement, rulemaking and examination activities and policies, including rules or policies that: establish minimum capital levels; restrict the timing and amount of dividend payments; govern the classification of assets; provide oversight for the adequacy of loan loss reserves for regulatory purposes; and establish the timing and amounts of assessments and fees. Moreover, as part of their examination authority, the banking regulators assign numerical ratings to banks and savings institutions relating to capital, asset quality, management, liquidity, earnings and other factors. These ratings are inherently subjective and the receipt of a less than satisfactory rating in one or more categories may result in enforcement action by the banking regulators against a financial institution. A less than satisfactory rating may also prevent a financial institution, such as Catalyst Bank or its holding company, Catalyst Bancorp, from obtaining necessary regulatory approvals to access the capital markets, pay dividends, acquire other financial institutions or establish new branches.

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

Any change in applicable laws or regulations, whether by the OCC, the FDIC, the FRB, the Securities and Exchange Commission or Congress, could have a material adverse impact on the operations and financial performance of Catalyst Bancorp and Catalyst Bank.

Set forth below is a brief description of material regulatory requirements that are applicable to Catalyst Bank and Catalyst Bancorp. The description is limited to certain material aspects of the statutes and regulations addressed, and is not intended to be a complete description of such statutes and regulations and their effects on Catalyst Bank and Catalyst Bancorp.

Federal Banking Regulation

Business Activities. A federal savings association derives its lending and investment powers from the Home Owners’ Loan Act, as amended, and applicable federal regulations. Under these laws and regulations, a federal savings association may generally invest in mortgage loans secured by residential real estate without an aggregate limit, and commercial business, commercial real estate and consumer loans, certain types of debt securities and certain other assets, subject to overall percentage of assets or capital limits. Federal savings associations are also subject to a “Qualified Thrift Lender Test,” or “QTL Test,” which generally requires that a specified percentage of overall assets be residential mortgages and related investments. However, these limitations do not apply to Catalyst Bank, as described below.

Effective July 1, 2019, the OCC issued a final rule, pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (“EGRRCPA”), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The election is available to federal savings associations that had total consolidated assets of $20 billion or less as of December 31, 2017. Catalyst Bank exercised the covered savings association election effective October 16, 2019.

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

Applicable regulations authorize a federal association that has exercised the covered savings association election to terminate the election and thereby again operate as a federal savings association that has not made a covered savings association election. Catalyst Bank has no current plans to terminate its election.

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio.

At December 31, 2022, Catalyst Bank’s capital exceeded all applicable requirements.

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

EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” of between 8% and 10% for institutions with assets of less than $10 billion. Institutions with capital complying with the ratio and otherwise meeting the specified requirements and electing the alternative framework are considered to comply with the applicable regulatory capital requirements, including the risk-based requirements. A qualifying institution may opt in and out of the community bank leverage ratio framework on its quarterly call report. Catalyst Bank has not elected to utilize the community bank leverage ratio.

CARES Act and CAA, 2021. In response to the COVID-19 pandemic, Congress, through the enactment of the CARES Act, and the federal banking agencies, though rulemaking, interpretive guidance and modifications to agency policies and procedures, took a series of actions to provide national emergency economic relief measures including, among others, the following:

●	The CARES Act allowed banks to elect to suspend requirements under GAAP for loan modifications related to the COVID-19 pandemic (for loans that were not more than 30 days past due as of December 31, 2019) that would otherwise be categorized as a TDR, including impairment for accounting purposes. The suspension of GAAP was applicable for the entire term of the modification. The federal banking agencies also issued guidance to encourage banks to make loan modifications for borrowers affected by COVID-19 by providing that short-term modifications made in response to COVID-19, such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant related to the loans in which the borrower is less than 30 days past due on its contractual payments at the time a modification is implemented is not a TDR. This relief provided under the CARES Act expired January 1, 2022, and at December 31, 2021, Catalyst Bank had no loans under deferral or extension agreements due to COVID-19.
●	The CARES Act amended the SBA’s loan program to create a guaranteed, unsecured loan program, the PPP, to fund payroll and operational costs of eligible businesses, organizations and self-employed persons during the COVID-19 pandemic. The loans were provided through participating financial institutions, such as Catalyst Bank, that processed loan applications and serviced the loans and were eligible for SBA repayment and loan forgiveness if the borrower met the PPP conditions. The application period for a SBA PPP loan closed on August 8, 2020. The SBA began approving PPP forgiveness applications and remitting forgiveness payments to PPP lenders on October 2, 2020. The PPP was extended through June 30, 2021 for applications submitted by May 31, 2021. Catalyst Bank funded 240 SBA PPP loans totaling $8.5 million in aggregate. At December 31, 2021 the unpaid principal balance of our PPP loans totaled $2.8 million. During 2022, all of our outstanding PPP loans were fully repaid.

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2022, Catalyst Bank was in compliance with the loans-to-one borrower limitations.

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

On December 14, 2021, the OCC issued a final rule to rescind its June 2020 CRA rule and replace it with a rule based on the rules adopted jointly by the federal banking agencies in 1995, as amended. The final rule aligns the OCC’s CRA rule with the rules of the Federal Reserve and FDIC and thereby, according to the OCC, facilitates the ongoing interagency work to modernize the CRA framework and create consistency for all insured depository institutions. On May 5, 2022, the OCC, in conjunction with the other federal banking regulatory agencies, issued a joint notice of proposed rulemaking to strengthen and modernize the CRA regulatory framework. The agencies' stated goal of the joint proposal is to "update CRA regulations to strengthen the achievement of the statute's purpose; adapt to changes in the banking industry, including the expanded role of mobile and online banking; provide greater clarity and consistency in the application of the regulations; tailor performance standards to account for differences in bank size and business models and local conditions; tailor data collection and reporting requirements and use existing data whenever possible; promote transparency and public engagement; confirm that CRA and fair lending responsibilities are mutually reinforcing; and create a consistent regulatory approach that applies to banks regulated by all three agencies." Until the agencies announce a final rule, it is unclear to what extent the rulemaking will create an additional compliance burden on Catalyst Bank, and otherwise affect its lending, investment, retail branching, and other activities. The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Catalyst Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination.

Transactions with Related Parties. An insured depository institution’s authority to engage in transactions with its affiliates is limited by Sections 23A and 23B of the Federal Reserve Act and federal regulation. An affiliate is generally a company that controls, or is under common control with, an insured depository institution such as Catalyst Bank. Catalyst Bancorp is an affiliate of Catalyst Bank because of its control of Catalyst Bank. In general, transactions between an insured depository institution and its affiliates are subject to certain quantitative limits and collateral requirements. Finally, transactions with affiliates must be consistent with safe and sound banking practices, not involve the purchase of low-quality assets and be on terms that are as favorable to the institution as comparable transactions with non-affiliates.

Catalyst Bank’s authority to extend credit to its directors, executive officers and 10% shareholders, as well as to entities controlled by such persons, is currently governed by the requirements of Sections 22(g) and 22(h) of the Federal Reserve Act and Regulation O of the FRB. Among other things, these provisions generally require that extensions of credit to insiders:

●	be made on terms that are substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or present other unfavorable features; and
●	not exceed certain limitations on the amount of credit extended to such persons, individually and in the aggregate, which limits are based, in part, on the amount of Catalyst Bank’s capital.

In addition, extensions of credit in excess of certain limits must be approved by Catalyst Bank’s Board of Directors. Extensions of credit to executive officers are subject to additional limits based on the type of extension involved.

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

At December 31, 2022, Catalyst Bank met the criteria for being considered “well capitalized.”

Insurance of Deposit Accounts. The Deposit Insurance Fund (the “DIF”) of the FDIC insures deposits at FDIC-insured financial institutions such as Catalyst Bank, generally up to a maximum of $250,000 per separately insured depositor. The FDIC charges insured depository institutions premiums to maintain the Deposit Insurance Fund.

Under the FDIC’s risk-based assessment system, institutions deemed less risky of failure pay lower assessments. Assessments for institutions of less than $10 billion of assets are based on financial measures and supervisory ratings derived from statistical modeling estimating the probability of an institution’s failure within three years.

The FDIC has authority to increase insurance assessments. Extraordinary growth in insured deposits during the first and second quarters of 2020 caused the DIF reserve ratio to decline below the statutory minimum of 1.35 percent as of June 30, 2020. As a result, the FDIC proposed an increase in initial base deposit insurance assessment rate schedules uniformly by 2 basis points, applicable to all insured depository institutions.  In October 2022, the FDIC Board finalized the increase with an effective date of January 1, 2023, applicable to the first quarterly assessment period of 2023.  The revised assessment rate schedules are intended to increase the likelihood that the reserve ratio of the DIF reaches the statutory minimum level of 1.35 percent by September 30, 2028. Any significant increases would have an adverse effect on the operating expenses and results of operations of Catalyst Bank. We cannot predict what assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that an institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that may lead to termination of our deposit insurance.

Privacy Regulations. Federal regulations generally require that Catalyst Bank disclose its privacy policy, including identifying with whom it shares a customer’s “non-public personal information,” to customers at the time of establishing the customer relationship and annually thereafter. In addition, Catalyst Bank is required to provide its customers with the ability to “opt-out” of having their personal information shared with unaffiliated third parties and not to disclose account numbers or access codes to non-affiliated third parties for marketing purposes. Catalyst Bank currently has a privacy protection policy in place and believes that such policy is in compliance with the regulations.

USA PATRIOT Act. Catalyst Bank is subject to the USA PATRIOT Act, which gives federal agencies additional powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. The USA PATRIOT Act contains provisions intended to encourage information sharing among bank regulatory agencies and law enforcement bodies and imposes affirmative obligations on financial institutions, such as enhanced recordkeeping and customer identification requirements.

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

Other Regulations

Interest and other charges collected or contracted for by Catalyst Bank are subject to state usury laws and federal laws concerning interest rates. Loan operations are also subject to state and federal laws applicable to credit transactions, such as the:

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

The deposit operations of Catalyst Bank also are subject to, among others, the:

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

Federal Home Loan Bank System

Catalyst Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Catalyst Bank is required to own stock in the Federal Home Loan Bank of Dallas in specified amounts and  was in compliance with this requirement at December 31, 2022 based on its ownership of $1.4 million in capital stock of the Federal Home Loan Bank of Dallas. Since the stock has no quoted market value, it is carried at cost and assessed for impairment. At December 31, 2022, no impairment on our stock in the Federal Home Loan Bank of Dallas had been recognized.

Holding Company Regulation

Catalyst Bancorp is a bank holding company subject to regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended. The FRB has enforcement authority over Catalyst Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Catalyst Bank.

The FRB has promulgated regulations implementing the “source of strength” doctrine that require bank holding companies to act as a source of financial and managerial strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Catalyst Bancorp is required to obtain the prior approval of the FRB to acquire all, or substantially all, of the assets of any bank or bank holding company. Prior FRB approval is required for Catalyst Bancorp to acquire direct or indirect ownership or control of any voting securities of any bank or bank holding company if, after such acquisition, it would, directly or indirectly, own or control more than 5% of any class of voting shares of the bank or bank holding company. The FRB has adopted a final rule, effective September 30, 2020, that revises its framework for determining whether a company, under the Bank Holding Company Act, has a “controlling influence” over a bank or bank holding company. In addition to the approval of the FRB, prior approval may also be necessary from other agencies having supervisory jurisdiction over the bank to be acquired before any bank acquisition can be completed.

A bank holding company is generally prohibited from engaging in non-banking activities, or acquiring direct or indirect control of more than 5% of the voting securities of any company engaged in non-banking activities. One of the principal exceptions to this prohibition is for activities found by the FRB to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Some of the principal activities that the FRB has determined by regulation to be so closely related to banking are: (i) making or servicing loans; (ii) performing certain data processing services; (iii) providing discount brokerage services; (iv) acting as fiduciary, investment or financial advisor; (v) leasing personal or real property; (vi) making investments in corporations or projects designed primarily to promote community welfare; and (vii) acquiring a savings and loan association whose direct and indirect activities are limited to those permitted for bank holding companies.

The Gramm-Leach-Bliley Act of 1999 authorized a bank holding company that meets specified conditions, including being “well capitalized” and “well managed,” to opt to become a “financial holding company” and thereby engage in a broader array of financial activities than previously permitted. Such activities can include insurance underwriting and investment banking.

Catalyst Bancorp is subject to the FRB’s capital adequacy guidelines for bank holding companies (on a consolidated basis) which have historically been similar to, though less stringent than, those required of banks and savings associations. The Dodd-Frank Act, however, required the FRB to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Consolidated regulatory capital requirements identical to those applicable to the subsidiary banks apply to bank holding companies; as is the case with institutions themselves, the capital conservation buffer was phased in between 2016 and 2019. However, the FRB has provided a “small bank holding company” exception to its consolidated capital requirements, and legislation and the related issuance of regulations by the FRB has increased the threshold for the exception to $3.0 billion. As a result, Catalyst Bancorp is not subject to the capital requirement until such time as its consolidated assets exceed $3.0 billion.

A bank holding company is generally required to give the FRB prior written notice of any purchase or redemption of then outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of the company’s consolidated net worth. The FRB may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe and unsound practice, or would violate any law, regulation, FRB order or directive, or any condition imposed by, or written agreement with, the FRB. There is an exception to this approval requirement for well-capitalized bank holding companies that meet certain other conditions.

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

Federal Securities Laws

Catalyst Bancorp common stock is registered with the Securities and Exchange Commission. Catalyst Bancorp is subject to the information, proxy solicitation, insider trading restrictions and other requirements under the Securities Exchange Act of 1934.

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

TAXATION

Federal Taxation

General.  Catalyst Bancorp and Catalyst Bank are subject to federal income taxation in the same general manner as other corporations with some exceptions listed below. The following discussion of federal and state income taxation is only intended to summarize certain pertinent income tax matters and is not a comprehensive description of the applicable tax rules. Our tax returns have not been audited during the past five years.

Method of Accounting.  For federal income tax purposes, Catalyst Bancorp reports income and expenses on the accrual method of accounting.

Bad Debt Reserves.  The Small Business Job Protection Act of 1996 eliminated the use of the reserve method of accounting for bad debt reserves by savings associations, effective for taxable years beginning after 1995. Prior to that time, Catalyst Bank was permitted to establish a reserve for bad debts and to make additions to the reserve. These additions could, within specified formula limits, be deducted in arriving at taxable income. As a result of the Small Business Job Protection Act of 1996, savings associations must use the experience method in computing their bad debt deduction beginning with their 1996 federal tax return. In addition, federal legislation required the recapture over a six year period of the excess of tax bad debt reserves at December 31, 1995 over those established as of December 31, 1987.

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

At December 31, 2022, the total federal pre-1988 reserve was approximately $1.9 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

State and Local Taxation

Catalyst Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income and Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. The Corporation Income Tax applies at graduated rates from 3.5% upon the first $50,000 of Louisiana taxable income to 7.5% on all Louisiana taxable income in excess of $150,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. The Corporation Franchise Tax rate is equivalent to $1.50 for each $1,000 up to $300,000 of capital employed in Louisiana, and $3 for each $1,000 in excess of $300,000 of capital employed in Louisiana. For years beginning on or after January 1, 2023, the rate is $2.75 for each $1,000 in excess of $300,000 of capital employed in Louisiana. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable shareholders’ equity, minus
(c)	50% of our real and personal property assessment.

There are certain limitations in place that reduce to the amount of our shareholders’ equity subject to Louisiana Shares Tax and various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently conduct business from our main office and five full-service banking offices. The aggregate net book value of the land, building and leasehold improvements with respect to our offices at December 31, 2022 was $5.7 million. We owned all of such offices at December 31, 2022; none were leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than routine and customary repair and maintenance needs.

Item 3. Legal Proceedings

Catalyst Bancorp and Catalyst Bank, formerly St. Landry Homestead, are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Catalyst Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “CLST.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock Conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Capital Market on October 13, 2021. As of the close of business on December 31, 2022, there were 5,290,000 shares of common stock outstanding, held by approximately 264 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Capital Market. To date, no dividends have been declared by the Company on its common stock.

For the Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2021	$14.09	$13.31	$-
March 31, 2022	14.00	13.46	-
June 30, 2022	13.88	12.03	-
September 30, 2022	13.60	12.20	-
December 31, 2022	13.40	12.35	-

(b)	Not applicable.
(c)On May 17, 2022, shareholders of the Company approved the 2022 Recognition and Retention Plan and Trust Agreement (the “2022 RRP”), authorizing the purchase of 211,600 shares of the Company’s common stock, or 4.0% of the shares sold in the Conversion offering. The Company’s purchases of its common stock made during the fourth quarter of 2022 consisted of stock repurchases to fund the 2022 Recognition and Retention Plan and Trust Agreement, which is an affiliate of the Company.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 31, 2022	102,042	$13.13	102,042	109,558
November 30, 2022	61,928	12.84	61,928	47,630
December 31, 2022	15,838	12.92	15,838	31,792
Total	179,808	$13.01	179,808

At December 31, 2022, there were 31,792 shares left to be purchased under the 2022 RRP. During the first quarter of 2023, the Company completed repurchases of 31,792 additional shares of common stock to fund the 2022 RRP and commenced repurchases under its 2023 Repurchase Plan, which was announced on January 26, 2023. Under the 2023 Repurchase Plan, the Company may purchase up to 265,000 shares, or approximately 5% of the Company’s outstanding common stock.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of Catalyst Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank (“St. Landry Homestead”). The information in this section has been derived from the audited financial statements, which appear in Item 8 of this Annual Report on Form 10-K. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes included herein in “Item 8. Financial Statements and Supplementary Data” and the description of our business included herein in “Item 1. Business”.

Overview

Catalyst Bancorp, Inc. was incorporated by St. Landry Homestead Federal Savings Bank in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of St. Landry Homestead, which became the wholly owned subsidiary of Catalyst Bancorp, Inc. In June 2022, St. Landry Homestead changed its name to Catalyst Bank.

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in the Acadiana region of south-central Louisiana. We are headquartered in Opelousas, Louisiana and serve our customers through six full-service branches located in Carencro, Eunice, Lafayette, Opelousas, and Port Barre. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas and other sources to originate loans to our customers and invest in securities. At December 31, 2022, we had total assets of $263.3 million, including total loans of $133.6 million and total investment securities of $93.1 million, total deposits of $165.1 million and total shareholders’ equity of $88.5 million. We had net income of $180,000 for the year ended December 31, 2022, compared to net income of $1.9 million for the year ended December 31, 2021. During the year ended December 31, 2021, the Company received and recognized into income a $1.8 million grant from the Community Development Financial Institution (“CDFI”) Rapid Response Program.

Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. We have re-focused our business strategy to a relationship-based community bank model. The Conversion and offering were important factors in our efforts to become a more dynamic, profitable and growing institution.

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for loan losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, advertising and business promotion and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Business Strategy

Our business strategy is focused on embracing a relationship-oriented community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. Highlights of our business strategy, which is designed to facilitate our ability to operate and grow as a profitable community-based banking institution, include the following:

●	Growing the loan portfolio with greater diversification. Historically, our primary lending focus was the origination of one- to four-family residential mortgage loans. We have increased our commercial lending activities and, we are focused on building full-service banking relationships with small- to mid-sized businesses and business professionals in our market area. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a strategy of prudent growth. We believe we have an opportunity to grow organically by focusing on building relationships with small- to mid-sized businesses and business professionals in our market area and by enhancing the products and services we offer. We will continue to enhance our staff capacity through training and hiring of new employees as needed to facilitate our growth. In addition, we continue to review our technology and infrastructure and will implement new and enhanced technology tools and on-line services preferred by many of our existing and prospective customers.
●	Recruiting and retaining top talent and personnel. Since August 2020, the Company has made several personnel changes and additional new hires, including but not limited to: a new President and CEO, a Chief Credit Officer, a Director of Operations, an Acadiana Market President, a Chief Financial Officer and several commercial bankers. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy is critical to our success. Our mutual-to-stock Conversion was a key contributor to our ability to attract and retain talent. In September 2022, the Company issued its initial grants under the Company’s 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement.
●	Expand our franchise through possible acquisition of other financial institutions. We believe there will be opportunities to utilize our strong capital position for expansion through acquisitions of other financial institutions in our current market area and adjoining markets in south Louisiana.
●	Rebranding our banking franchise. St. Landry Homestead Federal Savings Bank completed its re-branding and changed its name to Catalyst Bank in June 2022. In addition to a new name, our re-branding efforts included new marketing campaigns, updated on-line and website materials and new signage and logos to capture and reflect the mission of the bank.
●	Manage credit risk to reduce our level of non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our financial statements. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have taken advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Loan Losses.  We have identified the evaluation of the allowance for loan losses as a critical accounting policy where amounts are sensitive to material variation. The allowance for loan losses represents management’s estimate for probable losses that are inherent in our loan portfolio but which have not yet been realized as of the date of our balance sheet. It is established through a provision for loan losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance is an amount that management believes will cover probable and reasonably estimable losses in the loan portfolio based on evaluations of the collectability of loans. The evaluations take into consideration such factors as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, and current economic conditions. This evaluation is inherently subjective as it requires material estimates including, among others, exposure at default, the amount and timing of expected future cash flows on impacted loans, value of collateral, estimated losses on our commercial and residential loan portfolios and general amounts for historical loss experience. All of these estimates may be susceptible to significant changes as more information becomes available. The allowance for loans losses totaled $1.8 million, or 1.35% of total loans, at December 31, 2022 and $2.3 million, or 1.72% of total loans, at December 31, 2021.  The decrease in the allowance for loan losses largely reflects the reversal of certain provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk.

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

Management evaluates securities for other-than-temporary impairment at least quarterly, and more frequently when economic or market concerns warrant such evaluation. The term “other-than-temporary” is not intended to indicate a permanent decline in value. Rather, it means that the prospects for near term recovery of value are not necessarily favorable, or that there is a lack of evidence to support fair values equal to, or greater than, the carrying value of the investment. Declines in the estimated fair value of individual investment securities below their cost that are considered other-than-temporary are recognized as realized losses in the statement of income. Factors affecting the determination of whether an other-than-temporary impairment has occurred include, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value. Unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. At December 31, 2022 and December 31, 2021, net unrealized losses on available-for-sale securities totaled $11.5 million and $864,000, respectively. The increase in unrealized losses on available-for-sale securities relates principally to the increases in market rates of similar types of securities. No declines in fair value of available-for-sale securities were deemed to be other-than-temporary.

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

Selected Financial and Other Data

Set forth below is selected financial and other data of the Company at and for the dates indicated. The following is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2022 and 2021 is derived from the audited financial statements that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(Dollars in thousands)	2022	2021
Selected Financial Condition Data:
Total assets	$263,324	$285,610
Cash and cash equivalents	13,472	40,884
Investment securities:
Available for sale	79,602	88,339
Held to maturity	13,475	13,498
Loans receivable, net of unearned income	133,607	132,103
Allowance for loan losses	1,807	2,276
Total deposits	165,094	176,795
FHLB advances	9,198	9,018
Shareholders’ equity	88,474	98,553

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Selected Operating Data:
Total interest income	$8,014	$7,699
Total interest expense	683	795
Net interest income	7,331	6,904
Provision for (reversal of) loan losses	(375)	(660)
Net interest income after provision for (reversal of) loan losses	7,706	7,564
Total non-interest income	1,173	2,626
Total non-interest expense	8,720	7,791
Income (loss) before income taxes	159	2,399
Income tax expense (benefit)	(21)	484
Net income	$180	$1,915

Selected Performance Ratios:(1)
Average yield on interest-earning assets	3.00%	3.24%
Average rate on interest-bearing liabilities	0.44	0.51
Average interest rate spread(2)	2.56	2.73
Net interest margin(2)	2.75	2.91
Average interest-earning assets to average interest-bearing liabilities	170.73	152.50
Net interest income after provision for loan losses to non-interest expense	88.37	97.09
Total non-interest expense to average assets	3.08	3.08
Efficiency ratio(3)	102.55	81.76
Return on average assets (ratio of net income to average total assets)	0.06	0.76
Return on average equity (ratio of net income to average total equity)	0.19	3.11

	At or For the
	Year Ended December 31,
	2022	2021
Asset Quality Ratios:(4)
Non-accrual loans as a percent of total loans outstanding	1.12%	0.67%
Non-performing assets as a percent of total assets(5)	0.76	0.43
Non-performing assets and troubled debt restructurings as a percent of total assets(5)	1.06	1.09
Allowance for loan losses as a percent of total loans outstanding	1.35	1.72
Allowance for loan losses as a percent of non-performing loans	107.24	255.44
Net charge-offs to average loans receivable	0.07	0.06

Capital Ratios:(6)
Common equity Tier 1 capital	56.17%	63.51%
Tier 1 leverage capital	30.37	27.38
Tier 1 risk-based capital	56.17	63.51
Total risk-based capital	57.42	64.77
Average equity to average assets	32.90	24.34

Other Data:
Banking offices	6	6
Full-time equivalent employees	50	56
(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net charge-offs to average loans receivable.
(5)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all non-accruing loans and loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6)	Capital ratios are end of period ratios for the Bank only.

Comparison of Financial Condition at December 31, 2022 and December 31, 2021

Total Assets. Total assets were $263.3 million at December 31, 2022, down $22.3 million, or 7.8%, from $285.6 million at December 31, 2021. The decrease resulted primarily from a $27.4 million decrease in cash and cash equivalents, which was largely driven by an $11.7 million decline in deposits and the utilization of $10.0 million for purchases of bank-owned life insurance during 2022.

Loans. Total loans grew by $1.5 million, or 1.1%, to $133.6 million at December 31, 2022 compared to $132.1 million at December 31, 2021. Commercial and industrial and construction and land loan growth was partially offset by net declines across the other segments of the portfolio. The increase in the commercial and industrial loan portfolio was primarily driven by direct loans to small and mid-sized businesses involved in a variety of industries in our market area, including industrial manufacturing and equipment, communications, and professional services. All SBA PPP loans were fully paid off during 2022. The total unpaid principal balance of PPP loans, included in commercial and industrial loans, amounted to $2.8 million at December 31, 2021. During 2022, the Company purchased participation interests in two commercial real estate development loans. At December 31, 2022, the aggregate balance of our interests in these participations totaled $1.2 million, which is included in construction and land loans.

The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31,
	2022		2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$87,508	65.5%	$87,564	66.3%	$(56)	(0.1)%
Commercial real estate	19,437	14.5	23,112	17.5	(3,675)	(15.9)
Construction and land	6,172	4.6	4,079	3.1	2,093	51.3
Multi-family residential	3,200	2.4	4,589	3.5	(1,389)	(30.3)
Total real estate loans	116,317	87.0	119,344	90.4	(3,027)	(2.5)
Other loans
Commercial and industrial	13,843	10.4	8,374	6.3	5,469	65.3
Consumer	3,447	2.6	4,385	3.3	(938)	(21.4)
Total other loans	17,290	13.0	12,759	9.6	4,531	35.5
Total loans	$133,607	100.0%	132,103	100.0%	$1,504	1.1

The following table shows the scheduled contractual maturities of our loans as of December 31, 2022. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	Amounts due after December 31, 2022 in
(Dollars in thousands)	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
One- to four-family residential	$1,126	$4,067	$33,910	$48,405	$87,508
Commercial real estate	782	5,751	8,896	4,008	19,437
Construction and land	1,997	3,308	766	101	6,172
Multi-family residential	-	797	2,403	-	3,200
Commercial and industrial	4,316	7,628	1,666	233	13,843
Consumer	220	1,901	1,139	187	3,447
Total	$8,441	$23,452	$48,780	$52,934	$133,607

The following table shows the dollar amount of our loans at December 31, 2022, due after December 31, 2023, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
Amounts due after December 31, 2023
One- to four-family residential	$28,241	$58,141	$86,382
Commercial real estate	6,180	12,475	18,655
Construction and land	937	3,238	4,175
Multi-family residential	317	2,883	3,200
Commercial and industrial	6,561	2,966	9,527
Consumer	1,569	1,658	3,227
Total	$43,805	$81,361	$125,166

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated, and our performing TDRs. The increase in non-performing assets from December 31, 2021 to December 31, 2022, was primarily driven by an increase in our non-accruing one- to four-family residential loans. A decline in government stimulus and persistent inflation during 2022 impacted our residential borrowers.

	At December 31,
(Dollars in thousands)	2022	2021
Non-accruing loans
One- to four-family residential	$1,392	$791
Commercial real estate	51	-
Construction and land	51	68
Multi-family residential	-	-
Commercial and industrial	-	18
Consumer	-	13
Total non-accruing loans	1,494	890
Accruing loans 90 days or more past due
One- to four-family residential	191	-
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	1
Total accruing loans 90 days or more past due	191	1
Total non-performing loans	1,685	891
Foreclosed assets	320	340
Total non-performing assets	2,005	1,231
Performing troubled debt restructurings	783	1,873
Total non-performing assets and performing TDRs	$2,788	$3,104

Total loans	$133,607	$132,103
Total assets	263,324	285,610

Total non-accruing loans as a percentage of total loans	1.12%	0.67%
Total non-performing loans as a percentage of total loans	1.26	0.67
Total non-performing loans as a percentage of total assets	0.64	0.31
Total non-performing assets as a percentage of total assets	0.76	0.43

Allowance for Loan Losses. The allowance for loan losses totaled $1.8 million, or 1.35% of total loans, at December 31, 2022 and $2.3 million, or 1.72% of total loans, at December 31, 2021.  The decline in the allowance for loan losses primarily reflects the reversal of provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk. The Company recorded a reversal to the allowance for loan losses of $375,000 and $660,000 through earnings during the years ended December 31, 2022 and 2021, respectively.

The following table shows changes in our allowance for loan losses and other related data for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Allowance for loan losses, beginning of period	$2,276	$3,022
Provision for (reversal of) loan losses	(375)	(660)
Net loan (charge-offs) recoveries:
One- to four-family residential	(69)	(69)
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	1	-
Consumer	(26)	(17)
Total net charge-offs	(94)	(86)
Allowance for loan losses, end of period	$1,807	$2,276

Total loans at end of period	$133,607	$132,103
Total non-accrual loans at end of period	1,494	890
Total non-performing loans at end of period	1,685	891
Total average loans	132,503	141,860

Allowance for loan losses as a percent of:
Total loans	1.35%	1.72%
Non-accrual loans	120.95	255.73
Non-performing loans	107.24	255.44

Net charge-offs (recoveries) as a percent of average loans by portfolio:
One- to four-family residential	(0.08)%	(0.07)%
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	0.01	-
Consumer	(0.66)	(0.37)
Total average loans	(0.07)	(0.06)

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2022			2021
(Dollars in thousands)	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
One-to four-family residential	$1,224	67.7%	65.5%	$1,573	69.1%	66.3%
Commercial real estate	248	13.7	14.5	370	16.3	17.5
Construction and land	74	4.1	4.6	55	2.4	3.1
Multi-family residential	40	2.2	2.4	73	3.2	3.5
Commercial and industrial	175	9.7	10.4	137	6.0	6.3
Consumer	46	2.6	2.6	68	3.0	3.3
Total	$1,807	100.0%	100.0%	$2,276	100.0%	100.0%

Investment Securities. Total investment securities, available-for-sale and held-to-maturity, amounted to $93.1 million at December 31, 2022, down $8.8 million, or 8.6%, from $101.8 million at December 31, 2021. Based on amortized cost, 87.1% and 86.9% of our total investment securities were classified as available-for-sale at December 31, 2022 and 2021, respectively. Net unrealized losses on securities available-for-sale totaled $11.5 million at December 31, 2022, compared to $864,000 at December 31, 2021. The increase in unrealized losses on available-for-sale securities related principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government sponsored mortgage-backed securities. During the year ended December 31, 2022, purchases of $13.2 million of investment securities exceeded $10.9 million of maturities, calls and principal repayments.

The following table sets forth the composition of our securities portfolio as of the dates indicated.

	December 31,
	2022			2021
(Dollars in thousands)	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	70.8%	$64,167	$75,374	73.4%	$74,663
U.S. Government and agency obligations	10,979	10.5	9,917	9,347	9.1	9,237
Municipal obligations	6,065	5.8	5,518	4,482	4.4	4,439
Total securities available-for-sale	91,088	87.1	79,602	89,203	86.9	88,339

Securities held-to-maturity
U.S. Government and agency obligations	13,006	12.4	10,288	13,019	12.7	12,667
Municipal obligations	469	0.5	436	479	0.4	485
Total securities held to maturity	13,475	12.9	10,724	13,498	13.1	13,152
Total investment securities	$104,563	100.0%	$90,326	$102,701	100.0%	$101,491

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2022.

	Contractual Maturity as of December 31, 2022
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$2,434	$12,706	$58,904	$74,044
U.S. Government and agency obligations	1,000	9,979	9,000	4,006	23,985
Municipal obligations	-	1,426	2,558	2,550	6,534
Total	$1,000	$13,839	$24,264	$65,460	$104,563

Weighted average yield
Mortgage-backed securities	-%	1.98%	2.22%	1.59%	1.71%
U.S. Government and agency obligations	0.50	1.08	1.26	2.13	1.30
Municipal obligations	-	0.83	2.92	1.35	1.85
Total weighted average yield	-	1.21	1.94	1.62	1.63

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

The following table sets forth the dollar value of our investment securities which have fixed interest rates or which have floating or adjustable interest rates at each of the dates indicated.

	December 31,
(Dollars in thousands)	2022	2021

Fixed-rate
Available-for-sale	$79,552	$88,281
Held-to-maturity	13,475	13,498
Total fixed-rate	93,027	101,779

Adjustable-rate
Available-for-sale	50	58
Held-to-maturity	-	-
Total adjustable-rate	50	58
Total investment securities	$93,077	$101,837

Deposits. Total deposits were $165.1 million at December 31, 2022, down $11.7 million, or 6.6%, compared to December 31, 2021. The decline was primarily driven by a $14.1 million decline in certificates of deposit, partially offset by increases in non-interest-bearing and NOW account balances. Certificates of deposits as a percent of total deposits fell to 31.8% at December 31, 2022, down from 37.7% of total deposits at December 31, 2021. Total loans as a percent of total deposits were 80.9% and 74.7% at December 31, 2022 and 2021, respectively.

The following table presents total deposits by account type for the dates indicated.

	December 31,
	2022		2021
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$33,657	20.4%	$30,299	17.1%	$3,358	11.1%
Negotiable order of withdrawal (“NOW”)	36,991	22.4	34,357	19.4	2,634	7.7
Money market	15,734	9.5	18,878	10.7	(3,144)	(16.7)
Savings	26,209	15.9	26,698	15.1	(489)	(1.8)
Certificates of deposit	52,503	31.8	66,563	37.7	(14,060)	(21.1)
Total deposits	$165,094	100.0%	$176,795	100.0%	$(11,701)	(6.6)

The following table shows the average balance of each type of deposit and the average rate paid on each type of interest-bearing deposit for the periods indicated.

	Year Ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Negotiable order of withdrawal (“NOW”)	$40,231	$46	0.11%	$35,998	$44	0.12%
Money market	18,588	32	0.17	17,860	36	0.20
Savings accounts	27,060	36	0.13	24,295	28	0.12
Certificates of deposit	61,387	288	0.47	68,815	415	0.60
Total interest-bearing deposits	$147,266	$402	0.27	$146,968	$523	0.36
Non-interest-bearing demand deposits	32,560	-		34,056	-
Total deposits	$179,826	$402		$181,024	$523

The following table shows the maturities and weighted average contractual interest rates of our total certificates of deposit at December 31, 2022 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2022 maturing in:
Three months or less	$13,553	0.55%
Over three months through six months	11,011	0.76
Over six through 12 months	15,572	1.36
Over 12 months	12,367	1.45
Total certificates of deposit	$52,503	1.05

The following table shows the maturities and weighted average contractual interest rates of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2022 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2022 maturing in:
Three months or less	$977	0.91%
Over three months through six months	2,553	0.53
Over six through 12 months	3,205	1.41
Over 12 months	2,178	1.50
Total certificates of deposit with balances in excess of $250,000	$8,913	1.13

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit) was $59.1 million and $48.9 million, respectively, at December 31, 2022 and 2021.

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.2 million at December 31, 2022 compared to $9.0 million at December 31, 2021. The increase in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $802,000 and $982,000 at December 31, 2022 and 2021, respectively. The prepayment penalties are being amortized over the remaining term of the advances. Of our $10.0 million in fixed rate FHLB advances, $3.0 million matures in 2025, $3.0 million matures in 2027 and $4.0 million matures in 2028.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2022	2021
FHLB advances
Average balance	$9,294	$8,927
Maximum balance at any month-end during the period	9,198	9,018
Balance at end of period	9,198	9,018

Average interest rate during the period	3.02%	3.05%
Weighted average interest rate at end of period(1)	0.93	0.93
(1)	Reflects the weighted average contractual rate of FHLB advances.

Shareholders’ Equity. Shareholders’ equity totaled $88.5 million, or 33.6% of total assets, at December 31, 2022, down $10.1 million, or 10.2%, from $98.6 million, or 34.5% of total assets, at December 31, 2021. The decline in shareholders’ equity was primarily due to a $8.4 million increase in the Company’s accumulated other comprehensive loss position due to unrealized losses on available-for-sale securities.

During the fourth quarter of 2022, the Company began funding purchases of its common stock under the terms of the 2022 Recognition and Retention Plan and Trust Agreement (the “2022 RRP”). Through December 31, 2022, 179,808 shares of the Company’s common stock were purchased at an average cost per share of $13.01, and at December 31, 2022, there were 31,792 shares left to be purchased under the 2022 RRP. During the first quarter of 2023, the Company completed repurchases of 31,792 additional shares of common stock to fund the 2022 RRP and commenced repurchases under its 2023 Repurchase Plan, which was announced on January 26, 2023. Under the 2023 Repurchase Plan, the Company may purchase up to 265,000 shares, or approximately 5% of the Company’s outstanding common stock.

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

	Year Ended December 31,
	2022			2021
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$132,503	$6,127	4.62%	$141,860	$6,965	4.91%
Investment securities(TE)(2)	104,421	1,480	1.43	57,967	674	1.18
Other interest-earning assets	30,376	407	1.34	37,912	60	0.16
Total interest-earning assets(TE)	267,300	8,014	3.00	237,739	7,699	3.24
Non-interest-earning assets	15,631			15,101
Total assets	$282,931			$252,840
Interest-bearing liabilities:
NOW, money market and savings accounts	85,879	114	0.13%	78,153	108	0.14%
Certificates of deposit	61,387	288	0.47	68,815	415	0.60
Total interest-bearing deposits	147,266	402	0.27	146,968	523	0.36
FHLB advances	9,294	281	3.02	8,927	272	3.05
Total interest-bearing liabilities	156,560	683	0.44	155,895	795	0.51
Non-interest-bearing liabilities	33,297			35,403
Total liabilities	189,857			191,298
Shareholders' equity	93,074			61,542
Total liabilities and shareholders' equity	$282,931			$252,840
Net interest-earning assets	$110,740			$81,844
Net interest income; average interest rate spread(TE)		$7,331	2.56%		$6,904	2.73%
Net interest margin(TE)(3)			2.75			2.91
Average interest-earning assets to average interest-bearing liabilities			170.73			152.50
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Year Ended
	December 31, 2022 vs 2021
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$(393)	$(445)	$(838)
Investment securities	174	632	806
Other interest-earning assets	361	(14)	347
Total interest income	142	173	315
Interest expense:
Savings, NOW and money market accounts	(4)	10	6
Certificates of deposit	(85)	(42)	(127)
Total deposits	(89)	(32)	(121)
FHLB advances and other borrowings	(3)	12	9
Total interest expense	(92)	(20)	(112)
Increase (decrease) in net interest income	$234	$193	$427

Comparison of Results of Operation for the Years Ended December 31, 2022 and 2021

General. For the year ended December 31, 2022, the Company reported net income of $180,000, compared to net income of $1.9 million for the year ended December 31, 2021. During 2022, the Bank rebranded and officially changed its name to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $269,000 for the year ended December 31, 2022. The Company also received and recognized into non-interest income a $171,000 Bank Enterprise Award (“BEA”) Program grant from the CDFI Fund during 2022. During 2021, the Company received a $1.8 million Rapid Response Program grant from the CDFI Fund, which was fully recognized in non-interest income in the same period it was received.

Interest Income. Total interest income increased $315,000, or 4.1%, to $8.0 million for the year ended December 31, 2022, compared to $7.7 million for the year ended December 31, 2021. This increase was primarily attributable to a $806,000 increase in interest income on investment securities and a $347,000 increase in other interest income, partially offset by a decrease in interest income on loans of $838,000.

The average loan yield was 4.62% for the year ended December 31, 2022, down from 4.91% for the year ended December 31, 2021. In addition, average loans were $132.5 million for the year ended December 31, 2022, down $9.4 million, or 6.6%, compared to 2021. Loan income from the recognition of deferred PPP loan fees totaled $186,000 for the year ended December 31, 2022, down $154,000, or 45.3%, from $340,000 recognized in 2021.

The increase in interest income on investment securities was primarily due to an increase in the average volume of our securities portfolio. The average amortized cost balance of our investment securities was up $46.5 million, or 80.1%, for the year ended December 31, 2022, compared to 2021. During the fourth quarter of 2021, the Company deployed $41.9 million of the proceeds from our IPO into the investment securities portfolio.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased primarily due to the impact of rising short-term interest rates during 2022.

Interest Expense. Total interest expense decreased $112,000, or 14.1%, to $683,000 for the year ended December 31, 2022, compared to $795,000 for the year ended December 31, 2021. Interest expense on deposits was $402,000 for the year ended December 31, 2022, down $121,000, or 23.1%, from $523,000 for the year ended December 31, 2021. Total average interest-bearing deposits were $147.3 million for the year ended December 31, 2022, up less than 1.0% compared to the prior year, while the average rate paid on interest-bearing deposits decreased by nine basis points to 0.27% for the year ended December 31, 2022, compared to 0.36% for the previous year.

Net Interest Income. Net interest income was $7.3 million for the year ended December 31, 2022, up $427,000, or 6.2%, compared to the year ended December 31, 2021. Our average interest rate spread was 2.56% and 2.73% for the years ended December 31, 2022 and 2021, respectively. Our net interest margin was 2.75% and 2.91% for the years ended December 31, 2022 and 2021, respectively. The decline in interest rate spread and net interest margin over the comparable periods was primarily the result of lower average yields on loans and a shift in the mix of our interest-earning assets as we grew our investment securities portfolio and experienced a decline in total average loans during 2022 compared to 2021.

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

We recorded reversals to the allowance for loan losses of $375,000 and $660,000 for the years ended December 31, 2022 and 2021, respectively. The amounts recorded during both periods primarily reflect the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.  While our initial assessment of the impact of the COVID-19 pandemic has improved during 2021 and 2022, uncertainty remains due to risks related to declining government stimulus availability, persistent inflation, rising market interest rates and a slowing economy.

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

Non-interest Income. Non-interest income decreased $1.5 million, or 55.3%, to $1.2 million for the year ended December 31, 2022, from $2.6 million for the year ended December 31, 2021. In August 2021, the Bank was awarded a $1.8 million grant from the U.S. Treasury Department’s CDFI Rapid Response Program, which was recognized as non-interest income. During 2022, the Company received and recognized into non-interest income a $171,000 BEA Program grant from the CDFI Fund.

Income from bank-owned life insurance (“BOLI”) increased by $224,000 to $314,000 for the year ended December 31, 2022, compared to the prior year, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022. During 2022, the Company also recorded losses on the disposal of fixed assets with a total net book value of $77,000. Of the assets disposed, $55,000 was attributable to branch signage that was replaced due to the Bank’s rebranding.

Non-interest Expense. Non-interest expense increased $929,000, or 11.9%, to $8.7 million for the year ended December 31, 2022, compared to $7.8 million for the year ended December 31, 2021. Total non-interest expense for the year ended December 31, 2022 included $214,000 of rebranding-related expenses. The increase in non-interest expense also reflects additional costs associated with operating as a public company and additional resources needed to expand our business.

Salaries and employee benefits expense totaled $4.8 million for the year ended December 31, 2022, an increase of $191,000, or 4.1%, over the previous year primarily due to stock compensation expense in the 2022 period. Allocations under the Company’s ESOP commenced during the fourth quarter of 2021 and the Company granted awards under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement in September 2022.

Data processing and communication expense totaled $841,000 for the year ended December 31, 2022, an increase of $64,000, or 8.2%, over the previous year primarily due to the cost of additional technology resources and our newest branch location during the 2022 period. Data processing and communication expense also included $30,000 of rebranding-related expenses during the 2022 period.

Professional fees totaled $538,000 for the year ended December 31, 2022, an increase of $150,000, or 38.7%, over the previous year primarily due to the cost of public company related services during 2022.

Advertising and marketing expense totaled $240,000 for the year ended December 31, 2022, an increase of $197,000 over the previous year primarily due to rebranding-related expenses of $124,000 and increased promotional activities during 2022.

Franchise and shares tax expense totaled $115,000 for the year ended December 31, 2022. As a result of the mutual-to-stock conversion of the Bank and the establishment of Catalyst Bancorp as its holding company, the Company became subject to franchise tax and the Bank became subject to Louisiana shares tax for 2022.

Insurance expense totaled $135,000 for the year ended December 31, 2022, an increase of $72,000, or 114.3%, over the previous year primarily due to additional liability insurance required as a public company.

Income Tax Expense. The Company reported an income tax benefit of $21,000 for the year ended December 31, 2022, compared to income tax expense of $484,000 for the year ended December 31, 2021. The change in income tax expense over the comparable periods was primarily due to the change in taxable earnings.

Exposure to Changes in Interest Rates

Our ability to maintain net interest income depends upon our ability to earn a higher yield on interest-earning assets than the rates we pay on deposits and borrowings. The majority of our interest-earning assets largely consist of fixed-rate investment securities and adjustable rate residential and commercial mortgage loans. Consequently, our ability to maintain a positive spread between the interest earned on assets and the interest paid on deposits and borrowings can be adversely affected when market rates of interest change. Interest rate sensitivity is monitored by management through the use of models which generate estimates of changes in net interest income and the economic value of our assets and liabilities over a range of interest rate scenarios.

Net Interest Income Analysis.  We model and analyze potential changes to net interest income over a twelve-month period under rising and falling interest rate scenarios. Our primary model used to analyze the impact of changes in interest rates on net interest income assumes a static balance sheet, applies immediate and sustained rate shocks and assumes no management intervention over the forecast period.  The following table summarizes the results of our net interest income model as of December 31, 2022, which estimates the impact of immediate and sustained changes in interest rates on net interest income over the following twelve months.

(Dollars in thousands)	Net Interest Income	$ Change	% Change
Change in Interest Rates in Basis Points (Rate Shock):
300	$7,706	$(195)	(2.5)%
200	7,783	(118)	(1.5)
100	7,751	(150)	(1.9)
Static	7,712	(189)	(2.4)
(100)	7,423	(478)	(6.0)
(200)	7,138	(763)	(9.7)
(300)	6,912	(989)	(12.5)

The above table indicates that as of December 31, 2022, in the event of an immediate and sustained 100 basis point increase in interest rates, our net interest income for the 12 months ending December 31, 2023 would be expected to decrease by $150,000 or 1.9%.

Economic Value of Equity.  Economic value of equity (“EVE”) represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The following table sets forth our EVE as of December 31, 2022 and reflects the changes to EVE as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			EVE as % of Fair Value of Assets
(Dollars in thousands)	Amount	$ Change	% Change	EVE Ratio	Change
Change in Interest Rates In Basis Points (Rate Shock):
300	$85,492	$(9,431)	(9.9)%	37.0%	(1.3)%
200	87,606	(7,317)	(7.7)	36.9	(1.4)
100	90,497	(4,426)	(4.7)	37.2	(1.1)
Static	94,923	-	-	38.3	-
(100)	98,394	3,471	3.7	38.8	0.5
(200)	98,241	3,318	3.5	37.7	(0.6)
(300)	100,683	5,760	6.1	37.9	(0.4)

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At December 31, 2022, we had outstanding advances from the FHLB with a carrying value of $9.2 million, and had the capacity to borrow approximately an additional $34.2 million from the FHLB and an additional $17.8 million on a line of credit with First National Bankers Bank at such date.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $772,000 for the year ended December 31, 2022. Net cash used in investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets, such as bank-owned life insurance, was $14.1 million for the year ended December 31, 2022. Net cash used in financing activities, consisting of net changes in funding sources and capital, was $14.0 million for the year ended December 31, 2022.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments. Certificates of deposit that are scheduled to mature in less than one year from December 31, 2022 totaled $40.1 million. Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we have sufficient capacity to utilize FHLB advances or we may raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

At December 31, 2022, we had $1.9 million of outstanding commitments to originate loans and $7.2 million of remaining funds to be disbursed on construction loans in process. Our total unused lines of credit, unused overdraft privilege amounts and letters of credit totaled $13.6 million at December 31, 2022.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2022

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at December 31, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$1,960	$1,960	$-	$-	$-
Undisbursed portion of construction loans in process	7,212	1,855	5,357	-	-
Unused lines of credit	12,453	6,146	5,702	-	605
Unused overdraft privilege amounts	1,132	-	-	-	1,132
Letters of credit	4	4	-	-	-
Total commitments	$22,761	$9,965	$11,059	$-	$1,737

The following table summarizes our contractual cash obligations at December 31, 2022.

		Payments Due By Period
(Dollars in thousands)	Total at December 31, 2022	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$52,503	$40,136	$11,351	$1,016	$-
FHLB advances	10,000	-	3,000	3,000	4,000
Total long-term debt	62,503	40,136	14,351	4,016	4,000
Operating lease obligations	-	-	-	-	-
Total contractual obligations	$62,503	$40,136	$14,351	$4,016	$4,000

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at December 31, 2022 and December 31, 2021. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

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

Opelousas, LA

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Catalyst Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

New Iberia, LA

March 30, 2023

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Non-interest-bearing cash	$5,092	$4,933
Interest-bearing cash and due from banks	8,380	35,951
Total cash and cash equivalents	13,472	40,884
Investment securities:
Securities available-for-sale, at fair value	79,602	88,339
Securities held-to-maturity (fair values of $10,724 and $13,152, respectively)	13,475	13,498
Loans receivable, net of unearned income	133,607	132,103
Allowance for loan losses	(1,807)	(2,276)
Loans receivable, net	131,800	129,827
Accrued interest receivable	673	579
Foreclosed assets	320	340
Premises and equipment, net	6,303	6,577
Stock in correspondent banks, at cost	1,808	1,793
Bank-owned life insurance	13,617	3,303
Other assets	2,254	470
TOTAL ASSETS	$263,324	$285,610

LIABILITIES
Deposits
Non-interest-bearing	$33,657	$30,299
Interest-bearing	131,437	146,496
Total deposits	165,094	176,795
Advances from Federal Home Loan Bank	9,198	9,018
Other liabilities	558	1,244
TOTAL LIABILITIES	174,850	187,057

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 5,290,000 issued and outstanding	53	53
Additional paid-in capital	51,062	50,802
Unallocated common stock held by benefit plans	(6,307)	(4,179)
Retained earnings	52,740	52,560
Accumulated other comprehensive income (loss)	(9,074)	(683)
TOTAL SHAREHOLDERS' EQUITY	88,474	98,553
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$263,324	$285,610

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2022	2021
INTEREST INCOME
Loans receivable, including fees	$6,127		$6,965
Investment securities	1,480		674
Other	407		60
Total interest income	8,014		7,699
INTEREST EXPENSE
Deposits	402		523
Advances from Federal Home Loan Bank	281		272
Total interest expense	683		795
Net interest income	7,331		6,904
Provision for (reversal of) loan losses	(375)		(660)
Net interest income after provision for (reversal of) loan losses	7,706		7,564
NON-INTEREST INCOME
Service charges on deposit accounts	731		641
Gain (loss) on disposals and sales of fixed assets	(77)		25
Bank-owned life insurance	314		90
Federal community development grant	171		1,826
Other	34		44
Total non-interest income	1,173		2,626
NON-INTEREST EXPENSE
Salaries and employee benefits	4,822		4,631
Occupancy and equipment	833		774
Data processing and communication	841		777
Professional fees	538		388
Directors’ fees	302		279
ATM and debit card	245		201
Foreclosed assets, net	5		90
Advertising and marketing	240		43
Franchise and shares tax	115		-
Regulatory fees and assessments	134		123
Insurance	135		63
Printing, supplies and postage	143		115
Other	367		307
Total non-interest expense	8,720		7,791
Income before income tax expense (benefit)	159		2,399
Income tax expense (benefit)	(21)		484
NET INCOME	$180		$1,915

Earnings per share - basic	$0.04		$0.39
Earnings per share - diluted	$0.04	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Net income	$180	$1,915
Net change in unrealized gains (losses) on available-for-sale securities	(10,622)	(998)
Income tax effect	2,231	208
Total other comprehensive income (loss)	(8,391)	(790)
Total comprehensive income (loss)	$(8,211)	$1,125

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2020	$-	$-	$-	$50,645	$107	$50,752
Net income	-	-	-	1,915	-	1,915
Other comprehensive income (loss)	-	-	-	-	(790)	(790)
Issuance of common stock	53	50,782	-	-	-	50,835
Stock purchased by the ESOP	-	-	(4,232)	-	-	(4,232)
ESOP shares released for allocation	-	20	53	-	-	73
BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,560	$(683)	$98,553
Net income	-	-	-	180	-	180
Other comprehensive income (loss)	-	-	-	-	(8,391)	(8,391)
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(2,340)	-	-	(2,340)
ESOP shares released for allocation	-	69	212	-	-	281
Stock compensation expense	-	191	-	-	-	191
BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,740	$(9,074)	$88,474

The accompanying Notes are an integral part of these financial statements.

CATALSYT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	461	409
Federal Home Loan Bank stock dividends	(15)	(5)
Amortization of prepayment penalties on debt restructuring	180	180
Provision for (reversal of) loan losses	(375)	(660)
Net loss (gain) on disposals and sales of premises and equipment	77	(25)
Increase in cash surrender value of bank-owned life insurance	(314)	(90)
Stock-based compensation	472	73
Depreciation of premises and equipment	448	424
Net write-downs and losses (gains) on the sale of foreclosed assets	(8)	73
Deferred income tax expense (benefit)	(9)	152
(Increase) decrease in other assets	(23)	313
Increase (decrease) in other liabilities	(302)	669
Net cash provided by operating activities	772	3,428
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	10,884	8,554
Purchases	(13,207)	(77,545)
Activity in held-to-maturity securities:
Proceeds from maturities and calls	-	4,000
Net (increase) decrease in loans	(1,607)	19,673
Proceeds from sale of foreclosed assets	39	216
Purchases of premises and equipment	(252)	(1,512)
Proceeds from sale of premises and equipment	-	25
Purchase of bank-owned life insurance	(10,000)	-
Net cash used in investing activities	(14,143)	(46,589)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	(11,701)	12,197
Purchase of stock to fund the 2022 Recognition and Retention Plan	(2,340)	-
Proceeds from the issuance of common stock, net of costs	-	50,835
Purchase of stock for ESOP	-	(4,232)
Net cash provided by (used in) financing activities	(14,041)	58,800
NET CHANGE IN CASH AND CASH EQUIVALENTS	(27,412)	15,639
CASH AND CASH EQUIVALENTS, beginning of period	40,884	25,245
CASH AND CASH EQUIVALENTS, end of period	$13,472	$40,884

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Loans originated to facilitate the sale of real estate owned	$-	$82
Acquisition of real estate in settlement of loans	10	215

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$496	$634
Cash paid for income taxes	243	82

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) was incorporated by St. Landry Homestead Federal Savings Bank (“St. Landry Homestead” or the “Bank”) in February 2021 as part of the conversion of St. Landry Homestead from the mutual to the stock-form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. In June 2022, St. Landry Homestead changed its name to Catalyst Bank (the “Bank”).

Catalyst Bank, which is the sole subsidiary of the Company, provides a variety of banking services to individuals and corporate customers within its principal market area consisting of St. Landry Parish, Evangeline Parish, Acadia Parish and Lafayette Parish, Louisiana, and is subject to competition from other financial institutions. The Bank is a federal savings association subject to examination and regulation by the Office of the Comptroller of the Currency (OCC), and is also subject to examination by the FDIC as deposit insurer. Effective October 16, 2019, the Bank elected to be a “covered association” pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The Bank’s primary deposit products are demand and NOW accounts, money market accounts, savings accounts and certificates of deposit. Its primary lending products are single family residential loans, commercial loans, and consumer loans. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change relate to the fair value of available-for-sale securities, the determination of the allowance for losses on loans and the valuation for foreclosed assets. While management uses its best judgement and reviews estimates and related assumptions periodically, actual results could differ from those estimates.

A large majority of the Company’s investment securities are classified as available-for-sale and reported at fair value with changes in unrealized gains and losses, net of tax, included in other comprehensive income. The fair value of investment securities are highly sensitive to changes in market interest rates and the current and projected financial condition of the related issuer. Declines in fair value of available-for-sale securities may be realized as losses in the income statement if they are deemed to be other-than-temporary based on management’s analysis of the individual securities.

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

Adjustment of Prior Period Financial Statements

In the fourth quarter of 2022, management corrected an error related to the recognition of income on financed sales of foreclosed assets, which is netted with foreclosed assets expense on the income statement. The impact to the financial statements for the periods prior to January 1, 2022 was immaterial, though 2021 financial statements were re-stated to conform to the current period presentation. The adjustment to the 2021 financial statements resulted in an increase to beginning retained earnings of $219,000 and a decrease in 2021 net income of $12,000. The Company no longer finances sales of foreclosed assets.

Reclassifications

Certain amounts reported in prior periods, other than those related to the restatement mentioned in the previous paragraph, may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits in other institutions, certificates of deposit purchased with original maturities of three months or less and highly liquid debt instruments with original maturities when purchased for three months or less.

Investment Securities

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at or during the years ended December 31, 2022 or 2021.

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

A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management measures impairment on a loan-by-loan basis for loans specifically identified for individual evaluation. Factors considered by management in identifying loans for evaluation include payment status, collateral value, and the probability of collecting scheduled principal payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not individually evaluated for impairment. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment on loans that are individually considered impaired is measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent. Large groups of homogeneous loans are collectively evaluated for impairment.

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

An allowance for loan losses is established through a provision for loan losses charged to earnings in the period in which management determines loan losses are probable and reasonably estimable. The allowance consists of specific and general components. The specific component relates to loans that are individually evaluated and considered impaired. For such loans that are classified as impaired, an allowance is established when the discounted cash flows, collateral value or observable market price of the impaired loan is lower than the carrying value of that loan. The general component covers loans collectively evaluated for impairment. Loan collectively evaluated for impairment are segregated into large groups of homogenous loans to determine the allowance for loan losses for each group, which is based on historical loss experience adjusted for qualitative factors.

Foreclosed Assets

Foreclosed assets include real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value, less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for loan losses. After foreclosure, valuations are periodically performed and losses are recognized through a charge to earnings when the carrying amount of the foreclosed asset exceeds its fair value, less costs to sell. Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the assets are included in foreclosed assets expense. At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively.

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

Stock in Correspondent Banks

As a member of the Federal Home Loan Bank (“FHLB”) and as client of First National Bankers Bank (“FNBB”), the Bank purchased and holds shares of capital stock in the FHLB and FNBB. The stock does not have a readily determinable fair value and is carried at cost, which approximates fair value. The Company’s investments in equity securities without readily determinable fair value are assessed for impairment and any impairment losses are included in net income. For the years ended December 31, 2022 and 2021, no impairment had been recognized.

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

Government Grants

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

During the year ended December 31, 2022, the Bank received and recognized into income a $171,000 grant from the CDFI Bank Enterprise Award Program. The Bank met the conditions of the grant by providing loans and financial services directly to residents and businesses located in distressed communities. During the year ended December 31,

2021, the Bank received and recognized into income a $1.8 million grant from the CDFI Rapid Response Program. The Bank met the conditions of the grant by deploying the proceeds to capital through income recognition and by originating the required amount of qualifying loans in its target markets. Income from the federal community development grants are reported in non-interest income.

Income Taxes

Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes. The Company’s temporary differences relate primarily to differences between the basis of available-for-sale securities, depreciation and deferred fees and discount on restructuring of FHLB borrowings.

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

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered in off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments

The Company follows the guidance of ASC 825, Financial Instruments, and ASC 820, Fair Value Measurement. This guidance permits entities to measure many financial instruments and certain other items at fair value. No assets have been elected to be reported at fair value. The objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Non-maturity Deposit Liabilities

Under ASC 825-10, the fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, NOW, money market, savings and checking accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 2 of the fair value hierarchy.

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

Stock-Based Compensation

In March 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement, which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. In accordance with ASC 718, Compensation – Stock Compensation, the Company measures stock compensation expense based on the fair market value of the instrument as of the grant date and is recognized over the service period, which is usually the vesting period. The Company has elected to account for forfeitures of stock awards as they occur and reverses compensation expense previously recognized in the period the award is forfeited.

Advertising Costs

The Company expenses all advertising costs as incurred. There were no direct response advertising costs capitalized as of December 31, 2022 or 2021.

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

Earnings Per Share

Basic earnings (loss) per share (“EPS”) represents income available or loss attributable to common shareholders divided by the weighted average number of common shares outstanding during the period. No dilution for any potentially convertible shares is included in the calculation of basic EPS. Diluted EPS reflects additional common shares that would have been outstanding if dilutive potential common shares, in the form of stock options or restricted stock shares, had been issued, as well as any adjustment to income that would result from the assumed issuance. Potentially dilutive common shares are excluded from the computation of diluted EPS in periods in which the effect would be anti-dilutive. Unallocated common shares held by the ESOP are not included in the weighted average number of common shares outstanding for purposes of calculating EPS until they are committed to be released. Unallocated restricted shares are not included in the weighted average number of common shares outstanding for purposes of calculating basic EPS until the awards vest, however these shares are included in the computation of the denominator of diluted EPS using the treasury stock method, if dilutive.

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

The Company has performed the parallel testing of several CECL estimation methodologies for the year ended December 31, 2022. During the testing phase, management analyzed and validated several aspects of the CECL process, including appropriateness of portfolio segmentation, forecast methodology, model assumptions, operational procedures and internal controls.  The Company expects the adoption of ASU 2016-13 will result in a 10% to 20% increase in the allowance for loan losses and an increase in total liabilities of $200,000 to $250,000 due to the allowance for credit losses on unfunded commitments. The estimated impacts to the statement of financial condition are due primarily to the addition of forecasted credit losses under the CECL method. The extent of the impact at subsequent reporting periods will depend on the characteristics of the Company’s loan portfolio and economic conditions at such dates as well as forecasted conditions thereafter. During the first quarter of 2023, the Company expects to further refine our CECL process, assumptions, qualitative adjustments and financial reporting disclosures.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Stakeholders have observed that the additional designation of a loan modification as a TDR and the related accounting under current GAAP are unnecessarily complex and do not provide decision-useful information after the adoption of ASU 2016-13 since credit losses from TDRs are incorporated under the CECL model.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs.  For public business entities, the amendments in ASU 2022-02 also require an entity to disclose current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of ASC 326-20. The amendments in ASU 2022-02 are effective at the time of adoption of the amendments in ASU 2016-13. The Company does not expect that the adoption of ASU 2022-02 will have a material effect on the Company’s consolidated financial statements.

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

The Company is an emerging growth company, and, for as long as it continues to be an emerging growth company, it may choose to take advantage of exemptions from various reporting requirements applicable to other public companies but not to emerging growth companies. The Company has elected to use the extended transition period to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. Accordingly, its financial statements may not be comparable to the financial statements of public companies that comply with such new or revised accounting standards.

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

NOTE 3. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Year Ended December 31,
(In thousands, except per share data)	2022	2021
Numerator
Net income available to common shareholders	$180	$1,915

Denominator
Weighted average common shares outstanding	5,290	5,290
Weighted average unallocated common stock held by benefit plans	(433)	(421)
Weighted average shares - basic	4,857	4,869
Effect of dilutive stock-based awards:
Stock options	-	-
Restricted stock	-	-
Weighted average shares - assuming dilution	4,857	4,869

Basic earnings per common share	$0.04	$0.39
Diluted earnings per common share	0.04	N/A

The weighted average of potentially dilutive common shares that were anti-dilutive attributable to outstanding stock options totaled 99,000, for the year ended December 31, 2022 and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares related to restricted stock awards that were anti-dilutive during the year ended December 31, 2022 and excluded from the calculation of diluted earnings per share. During the year ended December 31, 2021, there were no convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share.

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	$15	$(9,892)	$64,167
U.S. Government and agency obligations	10,979	-	(1,062)	9,917
Municipal obligations	6,065	4	(551)	5,518
Total available-for-sale	$91,088	$19	$(11,505)	$79,602
Securities held-to-maturity
U.S. Government and agency obligations	$13,006	$-	$(2,718)	$10,288
Municipal obligations	469	-	(33)	436
Total held-to-maturity	$13,475	$-	$(2,751)	$10,724

	December 31, 2021
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$75,374	$87	$(798)	$74,663
U.S. Government and agency obligations	9,347	1	(111)	9,237
Municipal obligations	4,482	-	(43)	4,439
Total available-for-sale	$89,203	$88	$(952)	$88,339
Securities held-to-maturity
U.S. Government and agency obligations	$13,019	$23	$(375)	$12,667
Municipal obligations	479	6	-	485
Total held-to-maturity	$13,498	$29	$(375)	$13,152

There were no securities transferred between classifications during the years ended December 31, 2022 and 2021.

Investment securities with a carrying amount of approximately $20.4 million and $10.2 million, respectively, were pledged to secure deposits as required or permitted by law at December 31, 2022 and December 31, 2021.

At December 31, 2022, we had no investments in a single issuer other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at December 31, 2022 and December 31, 2021:

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$962	$-	$-
After one through five years	11,496	10,634	2,343	2,031
After five through ten years	17,139	15,699	7,125	5,611
After ten years	61,453	52,307	4,007	3,082
Total	$91,088	$79,602	$13,475	$10,724

	December 31, 2021
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	8,431	8,396	-	-
After five through ten years	12,695	12,604	9,479	9,157
After ten years	68,077	67,339	4,019	3,995
Total	$89,203	$88,339	$13,498	$13,152

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at December 31, 2022 and December 31, 2021 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$9,759	$(546)	$53,402	$(9,346)	$63,161	$(9,892)
U.S. Government and agency obligations	-	-	9,917	(1,062)	9,917	(1,062)
Municipal obligations	602	(16)	3,885	(535)	4,487	(551)
Total available-for-sale	$10,361	$(562)	$67,204	$(10,943)	$77,565	$(11,505)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,288	$(2,718)	$10,288	$(2,718)
Municipal obligations	120	(6)	316	(27)	436	(33)
Total held-to-maturity	$120	$(6)	$10,604	$(2,745)	$10,724	$(2,751)
Total	$10,481	$(568)	$77,808	$(13,688)	$88,289	$(14,256)

	December 31, 2021
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$68,412	$(746)	$1,889	$(52)	$70,301	$(798)
U.S. Government and agency obligations	5,697	(24)	1,913	(87)	7,610	(111)
Municipal obligations	3,283	(24)	1,156	(19)	4,439	(43)
Total available-for-sale	$77,392	$(794)	$4,958	$(158)	$82,350	$(952)
Securities held-to-maturity
U.S. Government and agency obligations	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Municipal obligations	-	-	-	-	-	-
Total held-to-maturity	$1,940	$(61)	$7,685	$(314)	$9,625	$(375)
Total	$79,332	$(855)	$12,643	$(472)	$91,975	$(1,327)

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

At December 31, 2022, the Company held 96 securities with an unrealized loss, compared to 67 securities with an unrealized loss at December 31, 2021. The securities in unrealized loss positions consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to current interest rates for similar types of securities. In analyzing an issuer’s financial condition, management considers whether the securities are issued by the federal government, its agencies, or other governments, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition. As management has the intent and ability to hold securities until maturity, or for the foreseeable future if classified as available-for-sale, no declines were deemed to be other-than-temporary.

NOTE 5. LOANS RECEIVABLE

Loans receivable at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Real estate loans
One- to four-family residential	$87,508	$87,564
Commercial real estate	19,437	23,112
Construction and land	6,172	4,079
Multi-family residential	3,200	4,589
Total real estate loans	116,317	119,344
Other loans
Commercial and industrial	13,843	8,374
Consumer	3,447	4,385
Total other loans	17,290	12,759
Total loans	133,607	132,103
Less: Allowance for loan losses	(1,807)	(2,276)
Net loans	$131,800	$129,827

The following tables outline the changes in the allowance for loan losses by collateral type for the years ended December 31, 2022 and 2021.

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(280)	$(154)	$85	$1,224
Commercial real estate	370	(122)	-	-	248
Construction and land	55	19	-	-	74
Multi-family residential	73	(33)	-	-	40
Commercial and industrial	137	37	(21)	22	175
Consumer	68	4	(35)	9	46
Total	$2,276	$(375)	$(210)	$116	$1,807

	For the Year Ended December 31, 2021
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,910	$(268)	$(123)	$54	$1,573
Commercial real estate	744	(374)	-	-	370
Construction and land	82	(27)	-	-	55
Multi-family residential	68	5	-	-	73
Commercial and industrial	101	36	-	-	137
Consumer	78	7	(27)	10	68
Unallocated	39	(39)	-	-	-
Total	$3,022	$(660)	$(150)	$64	$2,276

The following tables outline the allowance for loan losses for loans individually and collectively evaluated for impairment, and the balance of loans individually and collectively evaluated for impairment at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$216	$1,008	$1,224	$319	$1,254	$1,573
Commercial real estate	-	248	248	-	370	370
Construction and land	-	74	74	-	55	55
Multi-family residential	-	40	40	-	73	73
Commercial and industrial	-	175	175	17	120	137
Consumer	-	46	46	-	68	68
Total	$216	$1,591	$1,807	$336	$1,940	$2,276
Loans
One- to four-family residential	$2,712	$84,796	$87,508	$2,266	$85,298	$87,564
Commercial real estate	51	19,386	19,437	-	23,112	23,112
Construction and land	33	6,139	6,172	37	4,042	4,079
Multi-family residential	-	3,200	3,200	-	4,589	4,589
Commercial and industrial	-	13,843	13,843	18	8,356	8,374
Consumer	-	3,447	3,447	-	4,385	4,385
Total	$2,796	$130,811	$133,607	$2,321	$129,782	$132,103

A summary of current, past due and nonaccrual loans as of December 31, 2022 and 2021 follows:

	As of December 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,077	$191	$716	$2,984	$83,848	$676	$87,508
Commercial real estate	166	-	51	217	19,220	-	19,437
Construction and land	156	-	18	174	5,965	33	6,172
Multi-family residential	-	-	-	-	3,200	-	3,200
Commercial and industrial	-	-	-	-	13,843	-	13,843
Consumer	6	-	-	6	3,441	-	3,447
Total	$2,405	$191	$785	$3,381	$129,517	$709	$133,607

	As of December 31, 2021
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,116	$-	$411	$2,527	$84,657	$380	$87,564
Commercial real estate	133	-	-	133	22,979	-	23,112
Construction and land	62	-	31	93	3,949	37	4,079
Multi-family residential	-	-	-	-	4,589	-	4,589
Commercial and industrial	-	-	17	17	8,356	1	8,374
Consumer	32	1	13	46	4,339	-	4,385
Total	$2,343	$1	$472	$2,816	$128,869	$418	$132,103

The Company was not committed to lend any additional funds on nonaccrual loans at December 31, 2022 or 2021.  At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively. At December 31, 2021, loan secured by residential real estate which were in process of foreclosure totaled $47,000.

A Troubled Debt Restructuring (“TDR”) is considered such if the lender, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider. During the year ended December 31, 2022, no loans were modified in a manner deemed to constitute a TDR. Information pertaining to loans modified and treated as TDRs during the year ended December 31, 2021 follows:

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

Information on impaired loans as of December 31, 2022 and 2021 follows:

	December 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,843	$869	$3,149	$216
Commercial real estate	51	-	52	-
Construction and land	33	-	42	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,927	$869	$3,243	$216

	December 31, 2021
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,153	$1,113	$3,128	$319
Commercial real estate	-	-	-	-
Construction and land	37	-	44	-
Multi-family residential	-	-	-	-
Commercial and industrial	1	17	21	17
Consumer	-	-	-	-
Total	$1,191	$1,130	$3,193	$336

The table below presents the average balances and interest income for impaired loans for the years ended December 31, 2022 and 2021.

	Year Ended
	December 31, 2022		December 31, 2021
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,824	$58	$2,365	$67
Commercial real estate	51	-	-	-
Construction and land	35	-	39	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	20	2
Consumer	-	-	-	-
Total	$2,910	$58	$2,424	$69

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

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,219	$171	$3,118	$-	$87,508
Commercial real estate	19,334	-	103	-	19,437
Construction and land	5,822	291	59	-	6,172
Multi-family residential	3,200	-	-	-	3,200
Commercial and industrial	13,843	-	-	-	13,843
Consumer	3,447	-	-	-	3,447
Total	$129,865	$462	$3,280	$-	$133,607

	December 31, 2021
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$83,666	$504	$3,394	$-	$87,564
Commercial real estate	20,995	2,058	59	-	23,112
Construction and land	3,990	-	89	-	4,079
Multi-family residential	3,419	1,170	-	-	4,589
Commercial and industrial	8,356	-	18	-	8,374
Consumer	4,372	-	13	-	4,385
Total	$124,798	$3,732	$3,573	$-	$132,103

NOTE 6. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Land	$1,767	$1,732
Buildings and improvements	6,116	6,013
Furniture, fixtures and equipment	1,743	1,763
Automobiles	92	92
Renovation in process	-	13
Total premises and equipment	9,718	9,613
Accumulated depreciation	(3,415)	(3,036)
Total premises and equipment, net	$6,303	$6,577

Depreciation expense totaled $448,000 and $424,000 for the years ended December 31, 2022 and 2021, respectively.

NOTE 7. DEPOSITS

Deposits at December 31, 2022 and 2021 are summarized as follows:

	December 31, 2022		December 31, 2021
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$33,657	20.4%	$30,299	17.1%
Negotiable order of withdrawal (“NOW”)	36,991	22.4	34,357	19.4
Money market	15,734	9.5	18,878	10.7
Savings	26,209	15.9	26,698	15.1
Certificates of deposit	52,503	31.8	66,563	37.7
Total deposits	$165,094	100.0%	$176,795	100.0%

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 totaled $8.9 million and $14.5 million at December 31, 2022 and 2021, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At December 31, 2022 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2023	$40,136
2024	10,194
2025	1,157
2026	849
2027	167
Total	$52,503

NOTE 8. BORROWED FUNDS

Borrowed funds at December 31, 2022 and 2021 are summarized as follows:

	December 31,
	2022		2021
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank	0.65%	$3,000	0.65%	$3,000
	0.96%	3,000	0.96%	3,000
	1.12%	4,000	1.12%	4,000
		10,000		10,000
Debt modification discount		(802)		(982)
		$9,198		$9,018

In December of 2020, the Bank restructured $10.0 million of its FHLB long-term borrowings. The debt was restructured to longer maturities at current interest rates. A prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt. The deferred prepayment penalty is amortized into interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due monthly, and maturities are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2023	$-
2024	-
2025	3,000
2026	-
2027	3,000
Thereafter	4,000
Total	$10,000

At December 31, 2022 and 2021, the Company had the ability to borrow advances up to $34.2 million and $50.5 million, respectively, with Federal Home Loan Bank. Federal Home Loan Bank advances at December 31, 2022 and 2021 were secured by loans totaling $64.1 million and $76.8 million, respectively, through a blanket floating lien with the Federal Home Loan Bank.

The Company has an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At December 31, 2022 and 2021, this credit facility was unused.

NOTE 9. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2022 and 2021 are summarized as follows:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Federal:
Current	$(12)	$332
Deferred	(9)	152
Total income tax expense (benefit)	$(21)	$484

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent in 2022 and 2021 to income before income taxes as a result of the following:

	Year Ended December 31,
(Dollars in thousands)	2022	2021
Expected income tax expense at federal tax rate	$33	$504
Bank-owned life insurance income	(66)	(19)
Tax free investment securities income	(13)	(8)
Nondeductible stock-based compensation expense	24	4
Other	1	3
Total income tax expense (benefit)	$(21)	$484

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax assets and liabilities in the accompanying statements of financial condition include the following components:

	December 31,
(Dollars in thousands)	2022	2021
Deferred tax assets:
Allowance for loan losses	$-	$77
Net unrealized losses on available-for-sale securities	2,412	181
Foreclosed assets	44	44
Stock-based compensation	31	-
Other	12	40
Deferred tax assets	2,499	342
Deferred tax liabilities:
Allowance for loan losses	(24)	-
FHLB stock	(122)	(119)
FHLB debt modification discount	(168)	(206)
Premises and equipment, net	(330)	(401)
Deferred tax liabilities	(644)	(726)
Net deferred tax asset (liability)	$1,855	$(384)

Retained earnings at December 31, 2022 and 2021 include approximately $1.9 million accumulated prior to January 1, 1987, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of December 31, 2022 and 2021, the Bank met all of the capital adequacy requirements to which it is subject.

At December 31, 2022 and 2021, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

As of December 31, 2021
Common Equity Tier 1 Capital	$77,819	63.51%	$7,965	>6.5%
Tier 1 Risk-Based Capital	77,819	63.51	9,803	>8.0
Total Risk-Based Capital	79,360	64.77	12,253	>10.0
Tier 1 Leverage Capital	77,819	27.38	14,210	>5.0

NOTE 11. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features to the Company. Loans to such borrowers at December 31, 2022 and 2021 are summarized as follows:

	December 31,
(Dollars in thousands)	2022	2021
Balance at beginning of year	$2,529	$1,846
Changes in related party status	252	(80)
Originations	307	954
Repayments	(357)	(191)
Balance at end of year	$2,731	$2,529

Deposits from directors and officers totaled $6.1 million and $2.3 million at December 31, 2022 and 2021, respectively.

NOTE 12. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2022, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

	Contract or Notional Amount at
	December 31,
(Dollars in thousands)	2022	2021
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$1,960	$4,865
Undisbursed portion of construction loans in process	7,212	1,122
Unused lines of credit	12,453	2,740
Unused overdraft privilege amounts	1,132	1,075
Letters of credit	4	2
Total	$22,761	$9,804

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

NOTE 14. BENEFIT PLANS

401(k) Plan

The Company’s 401(k) defined contribution plan allows active participants to elect to contribute, on a tax deferred basis, a portion of their compensation not to exceed the dollar limit set by law. During the year ended December 31, 2021, the plan was amended to allow employees to become eligible participants after completing one month of service and enter the 401(k) plan on a monthly basis. For the year ended December 31, 2022, participants were permitted to make salary deferral contributions in any percentage up to 100% of the plan salary up to the contribution amount allowed by law and the Company made matching percentage contributions up to 4% of the participant’s plan salary. For the year ended December 31, 2021, participants were permitted to make salary deferral contributions in any amount up to 100% of their plan salary up to the maximum percentage of compensation allowed by law and the Company made matching contributions in an amount equal to 50% of the participant’s elective deferral.

The Company made matching contributions of $128,000 and $148,000 for the years ended December 31, 2022 and 2021, respectively, in connection with the plan, which are included in salaries and employee benefits expense in the statements of income.

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

The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned or unallocated ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. At December 31, 2022 and 2021, unallocated ESOP shares had a carrying value of $4.0 million and $4.2 million, respectively.

The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability. For the years ended December 31, 2022 and 2021, the ESOP allocated 21,160 and 5,290 shares, respectively. Compensation expense related to the ESOP totaled $281,000 and $73,000 for the years ended December 31, 2022 and 2021, respectively. At December 31, 2022 and 2021, there were 396,750 and 417,910 unallocated ESOP shares, respectively, with fair values of approximately $5.0 million and $5.7 million, respectively, based on closing quoted market price per share as of such dates.

Stock-based Compensation Plans

In March 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement (“2022 Recognition and Retention Plan”), which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. On September 1, 2022, the Company granted a total of 295,340 awards under the 2022 Stock Option Plan and 119,336 awards under the 2022 Recognition and Retention Plan.

Stock Options

A total of 529,000 shares of common stock, or 10% of the shares sold in the conversion offering, have been reserved for the future issuance pursuant to the 2022 Stock Option Plan. Options to acquire shares of common stock will be awarded with an exercise price no less than the fair market value of the common stock on the grant date. All stock options granted have been issued with a five-year vesting period.

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. Key management assumptions used to value the options granted for the year ended December 31, 2022 are summarized below.

December 31,
(Dollars in thousands)	2022
Expected life (in years)	6.50
Expected volatility	32.55%
Expected dividend yield	1.50%
Risk free rate	3.26%

The following table summarizes stock option activity for the periods indicated.

Stock options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2020	-	$-	$-
Granted	-	-	-
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2021	-	-	-	-
Granted	295,340	13.30	4.36
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2022	295,340	$13.30	$4.36	9.67

Exercisable at December 31, 2022	-	$-	$-	-

Total stock option expense, allocated between salaries and employee benefits expense and directors’ fees, was $86,000 for the year ended December 31, 2022. At December 31, 2022, there was $1.2 million of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 4.7 years.

Restricted Stock

Under the terms of the 2022 Recognition and Retention Plan, the Company contributed sufficient funds to the Recognition and Retention Plan Trust for the purchase of 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. As of the date of this filing, all share repurchases to fund the 2022 Recognition and Retention Plan have been completed. At December 31, 2022, 179,808 shares of unallocated restricted stock was held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.3 million. Unallocated shares of restricted stock awards are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. All restricted stock awards granted have been issued with a five-year vesting period.

The following table summarizes restricted stock award activity for the periods indicated.

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards, December 31, 2020	-	$-
Granted	-	-
Forfeited	-	-
Vested	-	-
Unvested awards, December 31, 2021	-	-
Granted	119,336	13.30
Forfeited	-	-
Vested	-	-
Unvested awards, December 31, 2022	119,336	$13.30

Total restricted stock expense, allocated between salaries and employee benefits expense and directors’ fees, was $105,000 for the year ended December 31, 2022. At December 31, 2022, there was $1.5 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a period of 4.7 years.

NOTE 15. CONCENTRATION OF CREDIT

The Company’s lending activity is concentrated primarily in St. Landry Parish, Evangeline Parish, Acadia Parish, and Lafayette Parish, Louisiana, which are largely rural areas that rely heavily on the agricultural and oil and gas industries. Also, the majority of the Company’s loan portfolio is comprised of permanent single-family dwelling loans.

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

Fair value measurements of assets and liabilities measured on a recurring basis at December 31, 2022 and 2021 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Available-for-sale securities	$79,602	$-	$79,602	$-

December 31, 2021
Available-for-sale securities	$88,339	$-	$88,339	$-

Fair value measurements of assets and liabilities measured on a nonrecurring basis at December 31, 2022 and 2021 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2022
Impaired loans	$898	$-	$-	$898
Foreclosed assets	320	-	-	320
Total	$1,218	$-	$-	$1,218
December 31, 2021
Impaired loans	$1,020	$-	$-	$1,020
Foreclosed assets	340	-	-	340
Total	$1,360	$-	$-	$1,360

At December 31, 2022 and 2021, impaired loans with a recorded investment of $1.1 million and $1.4 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the year ended December 31, 2022, no impairment losses on foreclosed assets were recognized. Impairment losses on foreclosed assets totaled $75,000 for the year ended December 31, 2021.

The fair value of impaired loans and foreclosed assets are estimated using third-party appraisals of the collateral or asset held less estimated costs to sell and discounts to reflect current conditions.

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

The estimated fair values of the Company’s financial instruments as of December 31, 2022 and 2021 are as follows:

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,472	$13,472	$13,472	$-	$-
Investment securities:
Available-for-sale	79,602	79,602	-	79,602	-
Held-to-maturity	13,475	10,724	-	10,724	-
Loans receivable, net	131,800	121,208	-	-	121,208
Bank-owned life insurance	13,617	13,617	-	13,617	-
Financial Liabilities:
Deposits	165,094	163,797	-	163,797	-
Borrowed funds	9,198	7,682	-	7,682	-

	December 31, 2021
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,884	$40,884	$40,884	$-	$-
Investment securities:
Available-for-sale	88,339	88,339	-	88,339	-
Held-to-maturity	13,498	13,152	-	13,152	-
Loans receivable, net	129,827	128,591	-	-	128,591
Bank-owned life insurance	3,303	3,303	-	3,303	-
Financial Liabilities:
Deposits	176,795	176,869	-	176,869	-
Borrowed funds	9,018	8,720	-	8,720	-

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

NOTE 17. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial statements of Catalyst Bancorp, Inc. (parent company only) are shown below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2022	2021
ASSETS
Cash and due from banks	$6,603	$9,592
Investment in bank subsidiary	70,550	77,402
Investment securities available-for-sale, at fair value	10,969	11,518
Other assets	366	41
TOTAL ASSETS	$88,488	$98,553

LIABILITIES
Other liabilities	14	-
TOTAL LIABILITIES	14	-

SHAREHOLDERS' EQUITY
Common stock	53	53
Additional paid-in capital	51,062	50,802
Unallocated common stock held by benefit plans	(6,307)	(4,179)
Retained earnings	52,740	52,560
Accumulated other comprehensive income (loss)	(9,074)	(683)
TOTAL SHAREHOLDERS' EQUITY	88,474	98,553
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,488	$98,553

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
INTEREST INCOME
Investment securities	$173	$16
NON-INTEREST EXPENSE
Professional fees	168	22
Data processing and communication	31	11
Franchise tax	63	-
Other	86	11
Total non-interest expense	348	44
Income (loss) before income tax expense (benefit)	(175)	(28)
Income tax expense (benefit)	(37)	(6)
Income (loss) before equity in undistributed earnings of subsidiary	(138)	(22)
Equity in undistributed earnings of subsidiary	318	1,937
NET INCOME	$180	$1,915

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(Dollars in thousands)	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$180	$1,915
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(318)	(1,937)
Investment securities amortization, net	32	2
(Increase) decrease in other assets	(326)	(26)
Increase (decrease) in other liabilities	291	-
Net cash used in operating activities	(141)	(46)
CASH FLOWS FROM INVESTING ACTIVITIES
Capital injection into subsidiary from stock offering	-	(25,442)
Payments received on ESOP loan	289	72
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	828	37
Purchases	(1,625)	(11,632)
Net cash used in investing activities	(508)	(36,965)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common stock, net of costs	-	50,835
Purchase of stock to fund the 2022 Recognition and Retention Plan	(2,340)	-
Purchase of stock for ESOP	-	(4,232)
Net cash provided by (used in) financing activities	(2,340)	46,603
NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,989)	9,592
CASH AND CASH EQUIVALENTS, beginning of period	9,592	-
CASH AND CASH EQUIVALENTS, end of period	$6,603	$9,592

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	Our management evaluated, with the participation of our principal executive officer and principal financial officer, the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this report. Based on such evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and regulations and are operating in an effective manner.
(b)	Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022 (“Proxy Statement”).

Code of Ethics. Catalyst Bancorp has adopted a Code of Ethics that applies to its principal executive officer and principal financial officer, as well as directors, other officers, and employees of Catalyst Bancorp and the Bank. The Code of Ethics is posted on our website, www.catalystbank.com under the “Investor Relations - Governance” tab. A copy of the Code of Ethics also may be obtained without charge upon request made to Jutta Codori, Catalyst Bancorp, Inc., 235 N. Court Street, Opelousas, Louisiana 70570.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Equity Compensation Plan Information. The following table provides information as of December 31, 2022 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	414,676	$13.30	325,924
Equity compensation plans not approved by security holders	-	-	-
Total	414,676	$13.30	325,924

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 00447)
Consolidated Statements of Financial Condition as of December 31, 2022 and 2021
Consolidated Statements of Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Catalyst Bancorp, Inc.	(1)
3.2	Bylaws of Catalyst Bancorp, Inc.	(1)
4.2	Description of Securities	(2)
10.1	Employment Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.2	Restricted Executive Benefit Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.3	St. Landry Homestead Federal Savings Bank Supplemental Life Insurance Agreement*	(1)
10.4	Catalyst Bancorp, Inc. 2022 Stock Option Plan*	(3)
10.5	Catalyst Bancorp, Inc. 2022 Recognition and Retention Plan and Trust Agreement*	(4)
23.0	Consent of Castaing, Hussey& Lolan, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
101

The following financial information from Catalyst Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

		Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	Filed Herewith
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the like-numbered exhibit number in Company’s Registration Statement on Form S-1, filed with the SEC on March 12, 2021 (File No. 333-254200).
(2)	Incorporated by reference from the like-numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed March 29, 2022 (SEC File No. 001-40893).
(3)

Incorporated by reference from Appendix A to the Company’s definitive proxy statement for the Company’s annual meeting of shareholders held on May 17, 2022 filed with the Commission on April 12, 2022 (File No. 001-40893).

(4)

Incorporated by reference from Appendix B to the Company’s definitive proxy statement for the Company’s annual meeting of shareholders held on May 17, 2022 filed with the Commission on April 12, 2022 (File No. 001-40893).

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant had duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CATALYST BANCORP, INC.
Date: March 30, 2023	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph B. Zanco
Joseph B. Zanco	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
/s/ Jacques L. J. Bourque
Jacques L. J. Bourque	Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2023
/s/ Todd A. Kidder
Todd A. Kidder	Director, Chairman of the Board	March 30, 2023
/s/ Ted D. Bellard
Ted D. Bellard	Director	March 30, 2023
/s/ Kirk E. Kleiser
Kirk E. Kleiser	Director	March 30, 2023
/s/ Frederick L. Lafleur
Frederick L. LaFleur	Director	March 30, 2023
/s/ Craig C. Lebouef
Craig C. LeBouef	Director	March 30, 2023
/s/ Matthew I. Scruggins
Matthew I. Scruggins	Director	March 30, 2023