Form 10-Q
period 2023-03-31
Catalyst Bancorp, Inc.
filed 2023-05-15
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,967,797 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 10, 2023.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Non-interest-bearing cash	$3,531	$5,092
Interest-bearing cash and due from banks	23,996	8,380
Total cash and cash equivalents	27,527	13,472
Investment securities:
Securities available-for-sale, at fair value	78,937	79,602
Securities held-to-maturity (fair values of $11,119 and $10,724, respectively)	13,471	13,475
Loans receivable, net of unearned income	132,690	133,607
Allowance for loan losses	(2,070)	(1,807)
Loans receivable, net	130,620	131,800
Accrued interest receivable	675	673
Foreclosed assets	320	320
Premises and equipment, net	6,202	6,303
Stock in correspondent banks, at cost	1,823	1,808
Bank-owned life insurance	13,714	13,617
Other assets	2,539	2,254
TOTAL ASSETS	$275,828	$263,324

LIABILITIES
Deposits
Non-interest-bearing	$35,483	$33,657
Interest-bearing	144,229	131,437
Total deposits	179,712	165,094
Advances from Federal Home Loan Bank	9,243	9,198
Other liabilities	747	558
TOTAL LIABILITIES	189,702	174,850

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 5,058,612 and 5,290,000 issued and outstanding at March 31, 2023 and December 31, 2022, respectively	51	53
Additional paid-in capital	48,259	51,062
Unallocated common stock held by benefit plans	(6,664)	(6,307)
Retained earnings	52,478	52,740
Accumulated other comprehensive income (loss)	(7,998)	(9,074)
TOTAL SHAREHOLDERS' EQUITY	86,126	88,474
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$275,828	$263,324

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
INTEREST INCOME
Loans receivable, including fees	$1,629		$1,563
Investment securities	427		329
Other	211		19
Total interest income	2,267		1,911
INTEREST EXPENSE
Deposits	233		92
Advances from Federal Home Loan Bank	68		68
Total interest expense	301		160
Net interest income	1,966		1,751
Provision for (reversal of) credit losses	-		(71)
Net interest income after provision for (reversal of) credit losses	1,966		1,822
NON-INTEREST INCOME
Service charges on deposit accounts	183		168
Bank-owned life insurance	97		21
Other	14		8
Total non-interest income	294		197
NON-INTEREST EXPENSE
Salaries and employee benefits	1,203		1,261
Occupancy and equipment	213		210
Data processing and communication	227		208
Professional fees	129		140
Directors’ fees	115		55
ATM and debit card	58		49
Foreclosed assets, net	2		(4)
Advertising and marketing	30		42
Franchise and shares tax	27		58
Regulatory fees and assessments	24		36
Insurance	29		32
Printing, supplies and postage	31		29
Other	97		85
Total non-interest expense	2,185		2,201
Income (loss) before income tax expense (benefit)	75		(182)
Income tax expense (benefit)	2		(41)
NET INCOME (LOSS)	$73		$(141)

Earnings (loss) per share - basic	$0.02		$(0.03)
Earnings (loss) per share - diluted	$0.02	$	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
Net income (loss)	$73	$(141)
Net change in unrealized gains (losses) on available-for-sale securities	1,362	(4,842)
Income tax effect	(286)	1,017
Total other comprehensive income (loss)	1,076	(3,825)
Total comprehensive income (loss)	$1,149	$(3,966)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,560	$(683)	$98,553
Net income (loss)	-	-	-	(141)	-	(141)
Other comprehensive income (loss)	-	-	-	-	(3,825)	(3,825)
ESOP shares released for allocation	-	19	53	-	-	72
BALANCE, MARCH 31, 2022	$53	$50,821	$(4,126)	$52,419	$(4,508)	$94,659

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,740	$(9,074)	$88,474
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income (loss)	-	-	-	73	-	73
Other comprehensive income (loss)	-	-	-	-	1,076	1,076
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(410)	-	-	(410)
ESOP shares released for allocation	-	14	53	-	-	67
Stock compensation expense	-	141	-	-	-	141
Repurchase of common stock	(2)	(2,958)	-	-	-	(2,960)
BALANCE, MARCH 31, 2023	$51	$48,259	$(6,664)	$52,478	$(7,998)	$86,126

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$73	$(141)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization, net	77	139
Federal Home Loan Bank stock dividends	(14)	(1)
Amortization of prepayment penalties on debt restructuring	45	45
Provision for (reversal of) credit losses	-	(71)
Increase in cash surrender value of bank-owned life insurance	(97)	(21)
Stock-based compensation	208	72
Depreciation of premises and equipment	101	121
Net write-downs and losses (gains) on the sale of foreclosed assets	-	(8)
Deferred income tax expense (benefit)	(58)	8
(Increase) decrease in other assets	(424)	(68)
Increase (decrease) in other liabilities	(27)	(198)
Net cash provided by (used in) operating activities	(116)	(123)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	1,953	3,056
Purchases	-	(4,340)
Net (increase) decrease in loans	970	(180)
Proceeds from sale of foreclosed assets	-	29
Purchases of premises and equipment	-	(19)
Purchase of bank-owned life insurance	-	(5,500)
Net cash provided by (used in) investing activities	2,923	(6,954)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	14,618	6,289
Purchase of stock to fund the 2022 Recognition and Retention Plan	(410)	-
Repurchase of common stock	(2,960)	-
Net cash provided by (used in) financing activities	11,248	6,289
NET CHANGE IN CASH AND CASH EQUIVALENTS	14,055	(788)
CASH AND CASH EQUIVALENTS, beginning of period	13,472	40,884
CASH AND CASH EQUIVALENTS, end of period	$27,527	$40,096

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$221	$113
Cash paid for income taxes	-	-

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2022.

As of January 1, 2023, the Company adopted the guidance in Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the Financial Accounting Standards Board (“FASB”) in Topic 326 of the Accounting Standards Codification (“ASC 326”). The new standard changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to an expected loss model. Determining the appropriateness of the allowance requires judgement by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company’s Consolidated Financial Statements. See Note 2 for more detailed information on the Company’s estimate of expected credit losses and its impact on the financial statements.

There were no other material changes from the significant accounting policies previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

NOTE 2. RECENT ACCOUNTING PRONOUNCEMENTS

Accounting Standards Adopted in 2023

ASU No. 2016-13. On January 1, 2023, the Company adopted the guidance under ASU No. 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments. The amendments introduced an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on certain types of financial instruments. The main provisions of the ASU have been codified by the FASB under ASC 326. ASC 326 requires financial assets measured on an amortized cost basis, including loans and held-to-maturity debt securities, to be presented at an amount net of an allowance for credit losses, which reflects expected losses for the full life of the financial asset. Unfunded lending commitments are also within the scope of ASC 326. Under former GAAP, credit losses were not recognized until the occurrence of the loss was probable and, as a result, the allowance for credit losses did not reflect an estimate of credit losses for the full life of financial assets.

In addition, ASC 326 requires expected credit related losses for available-for-sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income. Under former GAAP, we assessed our investment securities for other-than-temporary impairment and any declines in fair value that were deemed other-than-temporary resulted in a direct write-down to the amortized cost basis of the related security. The allowance approach allows estimated expected credit losses to be adjusted from period-to-period, as opposed to a permanent write-down.

The Company applied the guidance under ASC 326 using the modified retrospective approach which resulted in an adjustment to beginning retained earnings for 2023. The information for reporting periods beginning on and after January 1, 2023 are presented under ASC 326, while prior periods continue to be reported in accordance with previously applicable GAAP. The following table illustrates the impact of ASC Topic 326.

	December 31,	ASC 326 Adoption	January 1,
(Dollars in thousands)	2022	Impact	2023
Allowance for credit losses
One- to four-family residential	$1,224	$158	$1,382
Commercial real estate	248	(53)	195
Construction and land	74	40	114
Multi-family residential	40	5	45
Commercial and industrial	175	51	226
Consumer	46	8	54
Total allowance for loan losses	$1,807	$209	$2,016
Unfunded lending commitments(1)	-	216	216
Total allowance for credit losses	$1,807	$425	$2,232

Retained Earnings
Total increase in the allowance for credit losses		$425
Tax effect		(90)
Decrease to retained earnings, net of tax effect		$335
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

Under ASC 326, the Company groups loans and unfunded lending commitments with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. For each loan pool, the Company uses the remaining life method to calculate its credit loss estimate under CECL. The remaining life method applies an estimated average loss rate to the expected future outstanding balances of the relevant pool of loans. The estimated average loss rate is based on historical charge-off rates and the future balances or the remaining life of each pool is based on recent trends in the rate at which existing loans have paid-off or paid-down. We attempt to forecast the average loss rate for each pool over the first two years of the estimated remaining life, then revert to the long-term average after the forecast period. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in credit quality, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.

The ultimate loss rates computed for each loan pool (a product of our quantitative calculation and qualitative adjustments) are used to estimate the allowance for credit losses on unfunded lending commitments. The pooled loan loss rates are applied to the portion of the unfunded lending commitments that management expects to fund in the future. These unfunded commitments are segmented into pools consistent with our grouping of outstanding loans and include available portions of lines of credit, undisbursed portions construction loans and commitments to originate new loans.

The Company has identified the following portfolio segments based on the risk characteristics described below.

One- to four-family residential – This category primarily consists of loans  secured by residential real estate located in our market. The performance of these loans may be adversely affected by, among other factors, unemployment rates, local residential real estate market conditions and the interest rate environment. Generally, these loans are for longer terms than commercial and construction loans.

Commercial real estate – This category generally consists of loans secured by retail and industrial use buildings, hotels, strip shopping centers and other properties used for commercial purposes. The performance of these loans may be adversely affected by, among other factors, conditions specific to the relevant industry, the real estate market for the property type and geographic region where the property or borrower is located.

Construction and land – This category consists of loans to finance the ground-up construction and/or improvement of residential and commercial properties and loans secured by land. The performance of these loans is generally dependent upon the successful completion of improvements and/or land development for the end user, the sale of the property to a third party, or a secondary source of cash flow from the owners. The successful completion of planned improvements and development may be adversely affected by changes in the estimated property value upon completion of construction, projected costs and other conditions leading to project delays.

Multi-family residential – This category consists of loans secured by apartment or residential buildings with five or more units used to accommodate households on a temporary or permanent basis. The performance of multi-family loans is generally dependent on the receipt of rental income from the tenants who occupy the subject property. The occupancy rate of the subject property and the ability of the tenants to pay rent may be adversely affected by the location of the subject property and local economic conditions.

Commercial and industrial – This category primarily consists of secured and unsecured loans to small and mid-sized businesses to fund operations or purchase non-real estate assets. Secured loans are primarily secured by accounts receivable, inventory, equipment and certain other business assets. The performance of these loans may be adversely affected by, among other factors, conditions specific to the relevant industry, fluctuations in the value of the collateral and individual performance factors related to the borrower.

Consumer – This category consists of loans to individuals for household, family and other personal use. The performance of these loans may be adversely affected by national and local economic conditions, unemployment rates and other factors affecting the borrower’s income available to service the debt.

Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools under ASC 326. Generally, management considers loans for individual analysis when the outstanding balance is greater than $50,000 and when we have identified certain unique characteristics that impact the risk of credit loss. These characteristics include, but are not limited to, the creditworthiness of the borrower, the reliability of the primary source of repayment, the quality of the collateral, the size of the loan or relationship, and the industry of the borrower. The allowance for credit losses on individually evaluated, collateral-dependent loans is based on a comparison of the recorded investment in the loan with the fair value of the underlying collateral. Alternatively, we estimate credit losses on individual loans by comparing the loan’s recorded investment to the loan’s estimated fair value based on discounted cash flows or an observable market price.

At adoption of ASC 326, management also evaluated its securities portfolio for credit losses. The types of securities in the Company’s portfolio have a long history of minimal credit risk and management does not expect or estimate any credit losses to occur over the life of these assts. In addition, management does not have the intent to sell any of the Company’s securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost. As a result, the Company has not recorded an allowance for credit losses for its held-to-maturity or available-for-sale securities.

ASU No. 2022-02. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs. The amendments in ASU 2022-02 are effective at adoption of the amendments in ASU 2016-13. The implementation of ASU 2022-02 did not materially impact the Company’s financial statements or disclosures.

NOTE 3. EARNINGS PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share data)	2023	2022
Numerator
Net income (loss) available to common shareholders	$73	$(141)

Denominator
Weighted average common shares outstanding	5,214	5,290
Weighted average unallocated common stock held by benefit plans	(601)	(415)
Weighted average shares - basic	4,613	4,875
Effect of dilutive stock-based awards:
Stock options	-	-
Restricted stock	5	-
Weighted average shares - assuming dilution	4,618	4,875

Basic earnings (loss) per common share	$0.02	$(0.03)
Diluted earnings per common share	0.02	N/A

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 295,000 for the three months ended March 31, 2023 and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares related to restricted stock awards that were anti-dilutive during the three months ended March 31, 2023 and excluded from the calculation of diluted earnings per share.

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

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	March 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$72,032	$24	$(8,818)	$63,238
U.S. Government and agency obligations	10,981	-	(905)	10,076
Municipal obligations	6,048	12	(437)	5,623
Total available-for-sale	$89,061	$36	$(10,160)	$78,937
Securities held-to-maturity
U.S. Government and agency obligations	$13,005	$-	$(2,327)	$10,678
Municipal obligations	466	-	(25)	441
Total held-to-maturity	$13,471	$-	$(2,352)	$11,119

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	$15	$(9,892)	$64,167
U.S. Government and agency obligations	10,979	-	(1,062)	9,917
Municipal obligations	6,065	4	(551)	5,518
Total available-for-sale	$91,088	$19	$(11,505)	$79,602
Securities held-to-maturity
U.S. Government and agency obligations	$13,006	$-	$(2,718)	$10,288
Municipal obligations	469	-	(33)	436
Total held-to-maturity	$13,475	$-	$(2,751)	$10,724

There were no securities transferred between classifications during the three months ended March 31, 2023 or 2022.

Accrued interest receivable on the Company’s investment securities totaled $251,000 and $257,000 at March 31, 2023 and December 31, 2022, respectively.

Investment securities with a carrying amount of approximately $32.8 million and $20.4 million, respectively, were pledged to secure deposits as required or permitted by law at March 31, 2023 and December 31, 2022.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at March 31, 2023 and December 31, 2022:

	March 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$972	$-	$-
After one through five years	12,452	11,748	2,341	2,076
After five through ten years	15,651	14,415	7,125	5,831
After ten years	59,958	51,802	4,005	3,212
Total	$89,061	$78,937	$13,471	$11,119

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$962	$-	$-
After one through five years	11,496	10,634	2,343	2,031
After five through ten years	17,139	15,699	7,125	5,611
After ten years	61,453	52,307	4,007	3,082
Total	$91,088	$79,602	$13,475	$10,724

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at March 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$5,789	$(150)	$56,435	$(8,668)	$62,224	$(8,818)
U.S. Government and agency obligations	-	-	10,076	(905)	10,076	(905)
Municipal obligations	-	-	3,967	(437)	3,967	(437)
Total available-for-sale	$5,789	$(150)	$70,478	$(10,010)	$76,267	$(10,160)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,678	$(2,327)	$10,678	$(2,327)
Municipal obligations	-	-	441	(25)	441	(25)
Total held-to-maturity	$-	$-	$11,119	$(2,352)	$11,119	$(2,352)
Total	$5,789	$(150)	$81,597	$(12,362)	$87,386	$(12,512)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$9,759	$(546)	$53,402	$(9,346)	$63,161	$(9,892)
U.S. Government and agency obligations	-	-	9,917	(1,062)	9,917	(1,062)
Municipal obligations	602	(16)	3,885	(535)	4,487	(551)
Total available-for-sale	$10,361	$(562)	$67,204	$(10,943)	$77,565	$(11,505)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,288	$(2,718)	$10,288	$(2,718)
Municipal obligations	120	(6)	316	(27)	436	(33)
Total held-to-maturity	$120	$(6)	$10,604	$(2,745)	$10,724	$(2,751)
Total	$10,481	$(568)	$77,808	$(13,688)	$88,289	$(14,256)

At March 31, 2023, the Company held 95 securities with an unrealized loss, compared to 96 securities with an unrealized loss at December 31, 2022. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company has not established an allowance for credit losses for its available-for-sale or held-to-maturity securities at March 31, 2023.

Under ASC 326, management evaluates available-for-sale securities in unrealized loss positions to determine if the decline in the fair value of each security below its amortized cost basis is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. At March 31, 2023, management does not have the intent to sell any of the Company’s securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment and, as of December 31, 2022, no declines in fair value were deemed to be other-than temporary. See Note 2 for more information on the adoption of ASC 326.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans
One- to four-family residential	$86,464	$87,508
Commercial real estate	19,303	19,437
Construction and land	6,536	6,172
Multi-family residential	3,146	3,200
Total real estate loans	115,449	116,317
Other loans
Commercial and industrial	14,109	13,843
Consumer	3,132	3,447
Total other loans	17,241	17,290
Total loans	132,690	133,607
Less: Allowance for loan losses	(2,070)	(1,807)
Net loans	$130,620	$131,800

Accrued interest receivable on the Company’s loans totaled $418,000 and $411,000 at March 31, 2023 and December 31, 2022, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for loan losses for the three months ended March 31, 2023 and 2022.

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,224	$158	$5	$-	$56	$1,443
Commercial real estate	248	(53)	5	-	-	200
Construction and land	74	40	3	-	-	117
Multi-family residential	40	5	(4)	-	-	41
Commercial and industrial	175	51	(4)	-	-	222
Consumer	46	8	(5)	(7)	5	47
Total	$1,807	$209	$-	$(7)	$61	$2,070
(1)	Refer to Note 2 for more information on the adoption of ASC 326.

	For the Three Months Ended March 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(53)	$(55)	$30	$1,495
Commercial real estate	370	(37)	-	-	333
Construction and land	55	4	-	-	59
Multi-family residential	73	(22)	-	-	51
Commercial and industrial	137	41	(2)	-	176
Consumer	68	(4)	(6)	1	59
Total	$2,276	$(71)	$(63)	$31	$2,173

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at March 31, 2023 and December 31, 2022.

	March 31, 2023			December 31, 2022
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$210	$1,233	$1,443	$216	$1,008	$1,224
Commercial real estate	-	200	200	-	248	248
Construction and land	-	117	117	-	74	74
Multi-family residential	-	41	41	-	40	40
Commercial and industrial	-	222	222	-	175	175
Consumer	-	47	47	-	46	46
Total	$210	$1,860	$2,070	$216	$1,591	$1,807
Loans
One- to four-family residential	$1,423	$85,041	$86,464	$2,712	$84,796	$87,508
Commercial real estate	50	19,253	19,303	51	19,386	19,437
Construction and land	-	6,536	6,536	33	6,139	6,172
Multi-family residential	-	3,146	3,146	-	3,200	3,200
Commercial and industrial	-	14,109	14,109	-	13,843	13,843
Consumer	-	3,132	3,132	-	3,447	3,447
Total	$1,473	$131,217	$132,690	$2,796	$130,811	$133,607

At March 31, 2023 all loans individually evaluated for credit losses, totaling $1.5 million, were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of residential real estate loans secured by one- to four-family residential properties located in our market.

A summary of current, past due and nonaccrual loans as of March 31, 2023 and December 31, 2022 follows:

	As of March 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,267	$69	$550	$1,886	$83,611	$967	$86,464
Commercial real estate	21	-	50	71	19,232	-	19,303
Construction and land	-	-	17	17	6,487	32	6,536
Multi-family residential	-	-	-	-	3,146	-	3,146
Commercial and industrial	325	-	-	325	13,784	-	14,109
Consumer	8	-	2	10	3,122	-	3,132
Total	$1,621	$69	$619	$2,309	$129,382	$999	$132,690

	As of December 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,077	$191	$716	$2,984	$83,848	$676	$87,508
Commercial real estate	166	-	51	217	19,220	-	19,437
Construction and land	156	-	18	174	5,965	33	6,172
Multi-family residential	-	-	-	-	3,200	-	3,200
Commercial and industrial	-	-	-	-	13,843	-	13,843
Consumer	6	-	-	6	3,441	-	3,447
Total	$2,405	$191	$785	$3,381	$129,517	$709	$133,607

A summary of total nonaccrual loans as of March 31, 2023 and December 31, 2022 follows:

				December 31,
	March 31, 2023			2022
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	Total
Nonaccrual loans
One- to four-family residential	$1,293	$224	$1,517	$1,392
Commercial real estate	-	50	50	51
Construction and land	49	-	49	51
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	2	-	2	-
Total	$1,344	$274	$1,618	$1,494

The Company was not committed to lend any additional funds on nonaccrual loans at March 31, 2023 or December 31, 2022. The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans.

At March 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $288,000 and $50,000, respectively. At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively.

During the three months ended March 31, 2023 and the year ended December 31, 2022, the Company did not grant any loan modifications to borrowers experiencing financial difficulty.

Information on impaired loans as of December 31, 2022 follows:

	December 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,843	$869	$3,149	$216
Commercial real estate	51	-	52	-
Construction and land	33	-	42	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,927	$869	$3,243	$216

The tables below present the average balances and interest income for impaired loans for the three months ended March 31, 2022.

	Three Months Ended
	March 31, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,911	$21
Commercial real estate	52	-
Construction and land	62	-
Multi-family residential	-	-
Commercial and industrial	17	-
Consumer	-	-
Total	$3,042	$21

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

The information for each of the credit quality indicators is updated at least quarterly in conjunction with the determination of the adequacy of the allowance for credit losses.

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2023. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$958	$11,491	$4,813	$3,092	$3,382	$58,477	$1,052	$382	$83,647
Special Mention	28	-	-	-	-	-	-	-	28
Substandard	-	-	14	137	14	2,624	-	-	2,789
Doubtful	-	-	-	-	-	-	-	-	-
Total	$986	$11,491	$4,827	$3,229	$3,396	$61,101	$1,052	$382	$86,464
Commercial real estate
Pass	$461	$2,244	$2,172	$4,782	$3,569	$5,054	$21	$431	$18,734
Special Mention	-	112	108	-	-	249	-	-	469
Substandard	-	-	-	-	-	100	-	-	100
Doubtful	-	-	-	-	-	-	-	-	-
Total	$461	$2,356	$2,280	$4,782	$3,569	$5,403	$21	$431	$19,303
Construction and land
Pass	$60	$200	$83	$187	$53	$649	$5,116	$-	$6,348
Special Mention	-	140	-	-	-	-	-	-	140
Substandard	-	-	-	17	-	31	-	-	48
Doubtful	-	-	-		-	-	-	-	-
Total	$60	$340	$83	$204	$53	$680	$5,116	$-	$6,536
Multi-family residential
Pass	$-	$-	$476	$-	$305	$2,365	$-	$-	$3,146
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$476	$-	$305	$2,365	$-	$-	$3,146
Commercial and industrial
Pass	$1,428	$3,088	$1,036	$417	$342	$76	$7,722	$-	$14,109
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,428	$3,088	$1,036	$417	$342	$76	$7,722	$-	$14,109
Consumer
Pass	$424	$719	$959	$473	$259	$296	$-	$-	$3,130
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	2	-	-	2
Doubtful	-	-	-	-	-	-	-	-	-
Total	$424	$719	$959	$473	$259	$298	$-	$-	$3,132
Total
Pass	$3,331	$17,742	$9,539	$8,951	$7,910	$66,917	$13,911	$813	$129,114
Special Mention	28	252	108	-	-	249	-	-	637
Substandard	-	-	14	154	14	2,757	-	-	2,939
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,359	$17,994	$9,661	$9,105	$7,924	$69,923	$13,911	$813	$132,690

The following table presents gross charge-offs and recoveries for the three months ended March 31, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-
Consumer	-	2	3	-	-	2	7
Total	$-	$2	$3	$-	$-	$2	$7
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$56	$56
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-
Consumer	-	-	1	1	-	3	5
Total	$-	$-	$1	$1	$-	$59	$61

The following table presents the Company’s loan portfolio by credit quality classification as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,219	$171	$3,118	$-	$87,508
Commercial real estate	19,334	-	103	-	19,437
Construction and land	5,822	291	59	-	6,172
Multi-family residential	3,200	-	-	-	3,200
Commercial and industrial	13,843	-	-	-	13,843
Consumer	3,447	-	-	-	3,447
Total	$129,865	$462	$3,280	$-	$133,607

NOTE 6. DEPOSITS

Deposits at March 31, 2023 and December 31, 2022 are summarized as follows:

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$35,483	19.7%	$33,657	20.4%
Negotiable order of withdrawal (“NOW”)	49,252	27.4	36,991	22.4
Money market	16,153	9.0	15,734	9.5
Savings	28,200	15.7	26,209	15.9
Certificates of deposit	50,624	28.2	52,503	31.8
Total deposits	$179,712	100.0%	$165,094	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $59.7 million and $43.4 million, respectively, at March 31, 2023 and December 31, 2022.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 or more totaled $8.5 million and $8.9 million at March 31, 2023 and December 31, 2022, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At March 31, 2023 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2023	$28,501
2024	19,669
2025	1,249
2026	908
2027	284
2028	13
Total	$50,624

NOTE 7. CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of March 31, 2023 and December 31, 2022, the Bank met all of the capital adequacy requirements to which it is subject.

At March 31, 2023 and December 31, 2022, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Common Equity Tier 1 Capital	$78,432	56.43%	$9,034	>6.5%
Tier 1 Risk-Based Capital	78,432	56.43	11,119	>8.0
Total Risk-Based Capital	80,176	57.69	13,898	>10.0
Tier 1 Leverage Capital	78,432	30.11	13,026	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

Share Repurchase Plans

In January 2023, the Company’s Board of Directors approved the Company’s first share repurchase plan (the “January 2023 Repurchase Plan”), which allowed the Company to purchase 265,000 shares, or approximately 5% of the Company’s outstanding common stock. During the three months ended March 31, 2023, the Company repurchased 231,388 shares of its common stock for an average cost per share of $12.79. The remaining 33,612 shares available under the January 2023 Repurchase Plan at March 31, 2023 were repurchased at an average cost per share of $11.42 in April 2023.

In April 2023, the Company announced that its Board of Directors approved the Company’s second share repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. Share repurchases under the April 2023 Repurchase Plan commenced during the second quarter of 2023.

ddddsd

NOTE 8. FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Available-for-sale securities	$78,937	$-	$78,937	$-

December 31, 2022
Available-for-sale securities	$79,602	$-	$79,602	$-

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2023
Loans individually evaluated for credit losses	$612	$-	$-	$612
Foreclosed assets	320	-	-	320
Total	$932	$-	$-	$932
December 31, 2022
Loans individually evaluated for credit losses	$898	$-	$-	$898
Foreclosed assets	320	-	-	320
Total	$1,218	$-	$-	$1,218

At March 31, 2023 and December 31, 2022, individually evaluated loans with a recorded investment of $822,000 and $1.1 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the three months ended March 31, 2023 and 2022, no impairment losses on foreclosed assets were recognized.

The fair value of loans individually evaluated and foreclosed assets is estimated using third-party appraisals of the collateral or asset held less estimated costs to sell and discounts to reflect current conditions.

NOTE 9. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business or the value of assets and liabilities that are not considered financial instruments.

The estimated fair values of the Company’s financial instruments as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$27,527	$27,527	$27,527	$-	$-
Investment securities:
Available-for-sale	78,937	78,937	-	78,937	-
Held-to-maturity	13,471	11,119	-	11,119	-
Loans receivable, net	130,620	119,244	-	-	119,244
Bank-owned life insurance	13,714	13,714	-	13,714	-
Financial Liabilities:
Deposits	179,712	178,434	-	178,434	-
Borrowed funds	9,243	7,822	-	7,822	-

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,472	$13,472	$13,472	$-	$-
Investment securities:
Available-for-sale	79,602	79,602	-	79,602	-
Held-to-maturity	13,475	10,724	-	10,724	-
Loans receivable, net	131,800	121,208	-	-	121,208
Bank-owned life insurance	13,617	13,617	-	13,617	-
Financial Liabilities:
Deposits	165,094	163,797	-	163,797	-
Borrowed funds	9,198	7,682	-	7,682	-

The carrying amounts in the preceding table are included in the statement of financial condition under the applicable captions. It is not practical to estimate the fair value of stock in correspondent banks because the equity securities are not marketable. The carrying amount of investments without readily determinable fair value are reported in the statements of financial condition at historical cost.

NOTE 10. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of unfunded commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of financial position. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of instruments.

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement. The Company did not record a provision for credit losses for unfunded lending commitments during the three months ended March 31, 2023. Total unfunded lending commitments amounted to $24.3 million and $22.8 million at March 31, 2023 and December 31, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at March 31, 2023 and for the three months ended March 31, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

Overview

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank, which became the wholly-owned subsidiary of Catalyst Bancorp. The Bank officially changed its name to Catalyst Bank in June 2022.

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

At March 31, 2023, total assets were $275.8 million, including total loans of $132.7 million and total investment securities of $92.4 million, total deposits were $179.7 million and total shareholders’ equity was $86.1 million. The Company reported net income of $73,000 for the three months ended March 31, 2023, compared to a net loss of $141,000 for the three months ended March 31, 2022.

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

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022. Any changes to our significant accounting policies are described in Note 2 to the financial statements. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are taking advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Credit Losses.  We have identified the evaluation of the allowance for credit losses as a critical accounting policy where amounts are sensitive to material variation. On January 1, 2023, the Company adopted the guidance under ASU No. 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the FASB under ASC 326. The amendments introduced an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on loans. For reporting periods beginning on or after January 1, 2023, the allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of its loans as of the end of the reporting period. For reporting periods prior to January 1, 2023, the allowance for credit losses represented management’s estimate for probable and reasonably estimable loan losses, but which had not yet been realized as of the end of the reporting period. Refer to Note 2 of the financial statements for more information on the adoption of ASC 326.

The allowance for credit losses includes the allowance for loan losses and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for loans losses totaled $2.1 million, or 1.56% of total loans, at March 31, 2023 and $1.8 million, or 1.35% of total loans, at December 31, 2022.  The increase in the allowance for loan losses from December 31, 2022 largely reflects the addition of forecasted credit losses due to the adoption ASC 326.

Management’s estimate of the allowance for credit losses considers factors such as changes in the types and amount of loans in the loan portfolio, historical loss experience, adverse situations that may affect the borrower’s ability to repay, estimated value of any underlying collateral, estimated losses relating to specifically identified loans, current and future economic conditions, and forecasted information. This evaluation is inherently subjective as it requires material estimates including, among others, average historical loss experience, expected future loss rates, the amount and timing of expected future pay-downs on existing loans and fundings on unfunded commitments, and the value of underlying collateral. All of these estimates may be susceptible to significant changes as more information becomes available.

While management uses the best information available to make loan loss allowance evaluations, adjustments to the allowance may be necessary based on changes in economic and other conditions or changes in accounting guidance. In addition, the Office of the Comptroller of the Currency as an integral part of their examination processes periodically reviews our allowance for credit losses. While management is responsible for the establishment of the allowance for credit losses and for adjusting such allowance through provisions for credit losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for credit losses may be necessary or that loan charge-offs are needed. To the extent that actual outcomes differ from management’s estimates, additional provisions to the allowance for credit losses may be required that would adversely impact earnings in future periods.

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy. At March 31, 2023 and December 31, 2022, net unrealized losses on available-for-sale securities totaled $10.1 million and $11.5 million, respectively. Unrealized losses on our available-for-sale securities relate principally to the increases in market rates of similar types of securities. The Company has not realized or recognized any losses in the statement of income for any investment securities held at March 31, 2023 or December 31, 2022.

The adoption of ASC 326 amended the guidance applicable to measuring and recognizing losses on available-for-sale securities. Under ASC 326, expected credit related losses for available-for-sale debt securities are recorded through an allowance for credit losses, while non-credit related losses will continue to be recognized through other comprehensive income as unrealized holding gains and losses, net of tax. Under former GAAP, we assessed our investment securities for other-than-temporary impairment and any declines in fair value that were deemed other-than-temporary resulted in a direct write-down to the amortized cost basis of the related security. The allowance approach allows estimated expected credit losses to be adjusted from period-to-period, as opposed to a permanent write-down.

For reporting periods on or after January 1, 2023 and the adoption of ASC 326, management evaluates available-for-sale securities in unrealized loss positions to determine if the decline in the fair value of each security below its amortized cost basis is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value.

For reporting periods prior to January 1, 2023, management evaluated securities for other-than-temporary impairment. If declines in the estimated fair value of individual investment securities below their cost were considered other-than-temporary, impairment losses were recognized in the statement of income with an offset to the carrying value of the investment security. Factors affecting the determination of whether an other-than-temporary impairment had occurred include, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, that the Company does not intend to sell these securities, an it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

Comparison of Financial Condition at March 31, 2023 and December 31, 2022

Total Assets.  Total assets increased $12.5 million, or 4.7%, to $275.8 million at March 31, 2023 from $263.3 million at December 31, 2022. The increase resulted primarily from a $14.1 million increase in cash and cash equivalents, which was largely attributable to growth in total deposits of $14.6 million from December 31, 2022 to March 31, 2023.

Loans.  Total loans declined by $917,000, or 0.7%, to $132.7 million at March 31, 2023, compared to $133.6 million at December 31, 2022. During the three months ended March 31, 2023, fundings on existing construction loans and new originations of commercial and industrial loans were offset by paydowns across the other segments of the portfolio.

The majority of the Company’s loan portfolio consists of real estate loans secured by properties in our local market area, the Acadiana region of south Louisiana. Loans secured by one- to four-family residential properties totaled $86.5 million, or 65.2% of total loans, and commercial real estate loans totaled $19.3 million, or 14.5% of total loans, at March 31, 2023. Our commercial real estate loans are generally secured by retail and industrial use buildings, hotels, strip shopping centers and other properties used for commercial purposes in our market area. Approximately 66% of our real estate loans have adjustable rates and, of these adjustable-rate real estate loans, approximately $47.0 million are scheduled to re-price during the next 12 months.

Our non-real estate loans primarily consist of commercial and industrial loans of $14.1 million, or 10.6% of total loans, at March 31, 2023. The commercial and industrial portfolio mainly consists of direct loans to small and mid-sized businesses located in our market area. Since March 31, 2022, the Company has grown this segment of the portfolio by $4.0 million, which was largely driven by loans to local businesses involved in industrial manufacturing and equipment, communications, and professional services. Approximately 39% of our commercial and industrial loans have adjustable rates and, of these adjustable-rate commercial and industrial loans, approximately $5.5 million are scheduled to re-price during the next 12 months.

The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$86,464	65.2%	$87,508	65.5%	$(1,044)	(1.2)%
Commercial real estate	19,303	14.5	19,437	14.5	(134)	(0.7)
Construction and land	6,536	4.9	6,172	4.6	364	5.9
Multi-family residential	3,146	2.4	3,200	2.4	(54)	(1.7)
Total real estate loans	115,449	87.0	116,317	87.0	(868)	(0.7)
Other loans
Commercial and industrial	14,109	10.6	13,843	10.4	266	1.9
Consumer	3,132	2.4	3,447	2.6	(315)	(9.1)
Total other loans	17,241	13.0	17,290	13.0	(49)	(0.3)
Total loans	$132,690	100.0%	$133,607	100.0%	$(917)	(0.7)

Allowance for Credit Losses. As of January 1, 2023, the Company adopted the guidance under ASC 326. The adoption of ASC 326 resulted in a $209,000, or 12%, increase in the allowance for loan losses, and a $216,000 increase in other liabilities due to the allowance for credit losses on unfunded commitments. At adoption, we also recorded a corresponding $335,000 after-tax decrease in retained earnings. The increase in the total allowance for credit losses, which is inclusive of the reserve for unfunded commitments, was primarily due to the addition of forecasted credit losses. Refer to Note 2 of the financial statements for more information on the adoption of ASC 326.

At January 1, 2023, the allowance for loan losses totaled $2.0 million, or 1.51% of total loans, compared to $1.8 million, or 1.35% of total loans, at December 31, 2022. At March 31, 2023, the allowance for loan losses totaled $2.1 million, or 1.56% of total loans, and the allowance for credit losses on unfunded commitments totaled $216,000, unchanged from the date of adoption of ASC 326. The Company did not record a provision for or a reversal of loan losses during the first quarter of 2023.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2022
Allowance for loan losses, beginning of period	$1,807	$2,276	$2,276
Impact of adoption of ASC 326	209	-	-
Provision for (reversal of) credit losses	-	(71)	(375)
Net loan recoveries (charge-offs):
One- to four-family residential	56	(25)	(69)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	(2)	1
Consumer	(2)	(5)	(26)
Total net recoveries (charge-offs)	54	(32)	(94)
Allowance for loan losses, end of period	$2,070	$2,173	$1,807
Allowance for credit losses on unfunded lending commitments, end of period	216	-	-
Total allowance for credit losses, end of period	$2,286	$2,173	$1,807

Total loans at end of period	$132,690	$132,252	$133,607
Total non-accrual loans at end of period	1,618	1,269	1,494
Total non-performing loans at end of period	1,687	1,269	1,685
Total average loans	133,781	131,009	132,503

Allowance for loan losses as a percent of:
Total loans	1.56%	1.64%	1.35%
Non-accrual loans	127.94	171.24	120.95
Non-performing loans	122.70	171.24	107.24

Net annualized recoveries (charge-offs) as a percent of average loans by portfolio:
One- to four-family residential	0.26%	(0.12)%	(0.08)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	(0.10)	0.01
Consumer	(0.24)	(0.49)	(0.66)
Total loans	0.16	(0.10)	(0.07)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2023	2022
Non-accruing loans
One- to four-family residential	$1,517	$1,392
Commercial real estate	50	51
Construction and land	49	51
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	2	-
Total non-accruing loans	1,618	1,494
Accruing loans 90 days or more past due
One- to four-family residential	69	191
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	69	191
Total non-performing loans	1,687	1,685
Foreclosed assets	320	320
Total non-performing assets	$2,007	$2,005

Total loans	$132,690	$133,607
Total assets	275,828	263,324

Total non-accruing loans as a percentage of total loans	1.22%	1.12%
Total non-performing loans as a percentage of total loans	1.27	1.26
Total non-performing loans as a percentage of total assets	0.61	0.64
Total non-performing assets as a percentage of total assets	0.73	0.76

Investment Securities.  Total investment securities, available-for-sale and held-to-maturity, amounted to $92.4 million at March 31, 2023, down $669,000, or 0.7%, compared to $93.1 million in investment securities at December 31, 2022. Net unrealized losses on securities available-for-sale totaled $10.1 million at March 31, 2023, compared to $11.5 million at December 31, 2022. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. At March 31, 2023, 86.9% of total investment securities, based on amortized cost, or $89.1 million, were classified as available-for-sale. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the three months ended March 31, 2023, investment security maturities, calls and principal repayments totaled $2.0 million. The Company did not purchase investment securities during the three months ended March 31, 2023.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2023.

	Contractual Maturity as of March 31, 2023
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$3,388	$11,225	$57,419	$72,032
U.S. Government and agency obligations	1,000	9,981	9,000	4,005	23,986
Municipal obligations	-	1,424	2,551	2,539	6,514
Total	$1,000	$14,793	$22,776	$63,963	$102,532

Weighted average yield
Mortgage-backed securities	-%	2.96%	2.00%	1.64%	1.76%
U.S. Government and agency obligations	0.50	1.08	1.26	2.37	1.34
Municipal obligations	-	0.83	2.93	1.35	1.86
Total weighted average yield	-	1.48	1.81	1.67	1.66

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

Investment securities with a fair value of approximately $31.6 million and $18.7 million, respectively, were pledged to secure public fund deposits in excess of the FDIC’s insurance limit at March 31, 2023 and December 31, 2022.

Deposits.  Total deposits were $179.7 million at March 31, 2023, up $14.6 million, or 8.9%, compared to December 31, 2022. The increase in deposits was primarily due to an increase in the balance of public funds. Our public funds consist primarily of non-interest bearing and NOW account deposits from municipalities within our market. Our public fund deposits totaled $40.1 million, or 22.3% of total deposits, at March 31, 2023, compared to $21.0 million, or 12.7% of total deposits, at December 31, 2022.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $59.7 million at March 31, 2023 and $43.4 million at December 31, 2022. Total uninsured non-public fund deposits were approximately $24.6 million and $26.9 million at March 31, 2023 and December 31, 2022, respectively. The full amount of our public funds deposits in excess of the FDIC’s insurance limit are secured by pledging investment securities or by allocating available portions of a letter of credit from the FHLB to collateralize the balances.

The following table presents total deposits by account type for the dates indicated.

	March 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$35,483	19.7%	$33,657	20.4%	$1,826	5.4%
Negotiable order of withdrawal (“NOW”)	49,252	27.4	36,991	22.4	12,261	33.1
Money market	16,153	9.0	15,734	9.5	419	2.7
Savings	28,200	15.7	26,209	15.9	1,991	7.6
Certificates of deposit	50,624	28.2	52,503	31.8	(1,879)	(3.6)
Total deposits	$179,712	100.0%	$165,094	100.0%	$14,618	8.9

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.2 million at March 31, 2023 and December 31, 2022. The change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $757,000 and $802,000 at March 31, 2023 and December 31, 2022, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $86.1 million, or 31.2% of total assets, at March 31, 2023, down $2.3 million, or 2.7%, from $88.5 million, or 33.6% of total assets, at December 31, 2022. Shareholders’ equity decreased by $3.0 million due to the Company’s repurchases of its common stock, which was partially offset by positive other comprehensive income due to an improvement in unrealized losses on available-for-sale securities.

The Company announced its first share repurchase plan (the “January 2023 Repurchase Plan”) on January 26, 2023, and completed repurchases under the January 2023 Repurchase Plan in April 2023. Under the January 2023 Repurchase Plan, the Company repurchased 265,000 shares of its common stock at an average cost per share of $12.62. In April 2023, the Company announced that its Board of Directors approved the Company’s second share repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. Share repurchases under the April 2023 Repurchase Plan commenced during the second quarter of 2023.

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

	Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$133,781	$1,629	4.94%	$131,009	$1,563	4.84%
Investment securities(TE)(2)	103,739	427	1.66	103,635	329	1.28
Other interest-earning assets	19,820	211	4.33	39,605	19	0.20
Total interest-earning assets(TE)	257,340	2,267	3.57	274,249	1,911	2.82
Non-interest-earning assets	14,570			12,706
Total assets	$271,910			$286,955
Interest-bearing liabilities:
NOW, money market and savings accounts	90,972	81	0.36	81,885	24	0.12
Certificates of deposit	51,528	152	1.20	65,939	68	0.42
Total interest-bearing deposits	142,500	233	0.66	147,824	92	0.25
FHLB advances	9,216	68	2.96	9,034	68	3.02
Total interest-bearing liabilities	151,716	301	0.80	156,858	160	0.41
Non-interest-bearing liabilities	32,844			32,731
Total liabilities	184,560			189,589
Shareholders' equity	87,350			97,366
Total liabilities and shareholders' equity	$271,910			$286,955
Net interest-earning assets	$105,624			$117,391
Net interest income; average interest rate spread(TE)		$1,966	2.77%		$1,751	2.41%
Net interest margin(TE)(3)			3.10			2.59
Average interest-earning assets to average interest-bearing liabilities			169.62			174.84
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended
	March 31, 2023 vs 2022
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$32	$34	$66
Investment securities	98	-	98
Other interest-earning assets	206	(14)	192
Total interest income	336	20	356
Interest expense:
NOW, money market and savings accounts	54	3	57
Certificates of deposit	102	(18)	84
Total deposits	156	(15)	141
FHLB advances and other borrowings	(1)	1	—
Total interest expense	155	(14)	141
Increase (decrease) in net interest income	$181	$34	$215

Comparison of Results of Operations for the Three Months Ended March 31, 2023 and 2022.

General. For the three months ended March 31, 2023, the Company reported net income of $73,000, compared to a net loss of $141,000 for the three months ended March 31, 2022. Net interest income was up $215,000, or 12.3%, and non-interest income was up $97,000, or 49.2%, for the three months ended March 31, 2023, compared to the same period in 2022. Non-interest expense for the three months ended March 31, 2023 totaled $2.2 million, down $16,000, or 0.7%, from the same period in 2022.

Interest Income. Total interest income increased $356,000, or 18.6%, to $2.3 million for the three months ended March 31, 2023, compared to the three months ended March 31, 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $66,000, $98,000, and $192,000, respectively.

The average loan yield was 4.94% for the three months ended March 31, 2023, up from 4.84% for the three months ended March 31, 2022. Average loans were $133.8 million for the three months ended March 31, 2023, up $2.8 million, or 2.1%, compared to the same period in 2022. Interest income on loans for the three months ended March 31, 2022 included $90,000 of recognized deferred PPP loan fees. PPP loans were fully paid-off in June 2022 and no deferred fee income has been earned from PPP loans during 2023.

The increase in interest income on investment securities was due to an increase in the average rate earned on our securities portfolio. The average rate earned on our investment securities portfolio was 1.66% for the three months ended March 31, 2023, up 38 basis points, or 29.7%, compared to 1.28% for the same period in 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher short-term interest rates during the 2023 period compared to 2022.

Interest Expense. Total interest expense increased $141,000, or 88.1%, to $301,000 for the three months ended March 31, 2023, compared to $160,000 for the three months ended March 31, 2022. Interest expense on deposits was $233,000 during the three months ended March 31, 2023, up $141,000, or 153.3%, from $92,000 for the three months ended March 31, 2022. The average rate paid on interest-bearing deposits was 0.66% for the three months ended March 31, 2023, up 41 basis points from 0.25% for the three months ended March 31, 2022.

Net Interest Income. Net interest income was $2.0 million for the three months ended March 31, 2023, up $215,000, or 12.3%, from the three months ended March 31, 2022. Our interest rate spread was 2.77% and 2.41% for the three months ended March 31, 2023 and 2022, respectively. Our net interest margin was 3.10% and 2.59% for the three months ended March 31, 2023 and 2022, respectively. The increase in interest rate spread and net interest margin over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022. Rising market rates have also led to an increase in the average cost of our deposits, though the increase in the average rate paid on our deposit accounts was not outpaced by the increase in the average yield on interest-earning asset over the comparable three-month periods.

Provision for Credit Losses.  During the three months ended March 31, 2023, the Company recorded no provision or reversal to the allowance for credit losses, compared to a reversal of $71,000 for the same period in 2022. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality. While our initial assessment of the impact of the COVID-19 improved during 2022, uncertainty remains due to risks related to declining government stimulus availability, persistent inflation, rising market interest rates and the potential for recession.

Non-interest Income.  Non-interest income totaled $294,000 for the three months ended March 31, 2023, an increase of $97,000, or 49.2%, compared to $197,000 for the three months ended March 31, 2022. Income from bank-owned life insurance (“BOLI”) increased by $76,000 to $97,000 for the three months ended March 31, 2023, compared to the same period in 2022, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

Non-interest Expense.  Non-interest expense totaled $2.2 million for the three months ended March 31, 2023, down $16,000, or 0.7%, compared to the three months ended March 31, 2022.

Salaries and employee benefits expense totaled $1.2 million for the three months ended March 31, 2023, down $58,000, or 4.6%, compared to the same period in 2022 primarily due to a lower employee count and a reduction in bonus expense in the 2023 period. These cost savings were partially offset by stock compensation expense in 2023 related to awards granted under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan in September 2022. Compensation expense related to awards granted under these plans and included in salaries and employee benefits expense, totaled $81,000 for the three months ended March 31, 2023, compared to zero in the first quarter of 2022.

Directors’ fees totaled $115,000 for the three months ended March 31, 2023, up $60,000 from the same period in 2022 due to stock compensation expense related to awards granted in September 2022 under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan.

Data processing and communication expense totaled $227,000 for the three months ended March 31, 2023, an increase of $19,000, or 9.1%, from the same period in 2022 primarily due to annual rate increases by our core system provider.

Franchise and shares tax expense totaled $27,000 for the three months ended March 31, 2023, a decrease of $31,000, or 53.4%, compared to the same period in 2022. Management’s estimate of Louisiana shares tax due for 2023 is based on the actual shares tax paid for 2022. Shares tax due for 2022 was received during the fourth quarter of 2022 and the amount was less than our initial estimate recorded in previous quarters in 2022.

Income Tax Expense.  The Company reported an income tax expense of $2,000 for the three months ended March 31, 2023, compared to an income tax benefit of $41,000 for the three months ended March 31, 2022. The Company’s effective tax rate for the three months ended March 31, 2023 was less than its statutory tax rate due principally to non-taxable income from BOLI and certain investment securities.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At March 31, 2023, we had outstanding advances from the FHLB with a carrying value of $9.2 million, and had the capacity to borrow approximately an additional $34.3 million from the FHLB and an additional $17.8 million on a line of credit with our primary correspondent bank at such date. The Company also has a $20 million custodial letter of credit outstanding from the FHLB as of March 31, 2023, which is included in the calculation of our available capacity with the FHLB. The Company allocates portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash used in operating activities was $116,000 for the three months ended March 31, 2023. Net cash provided by investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets was $2.9 million for the three months ended March 31, 2023. Net cash provided by financing activities, consisting of the net change in deposits and purchases of common stock, was $11.2 million for the three months ended March 31, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that the majority of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at March 31, 2023 and December 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2023
Common Equity Tier 1 Capital	$78,432	56.43%	$9,034	>6.5%
Tier 1 Risk-Based Capital	78,432	56.43	11,119	>8.0
Total Risk-Based Capital	80,176	57.69	13,898	>10.0
Tier 1 Leverage Capital	78,432	30.11	13,026	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

At March 31, 2023, we had $2.1 million of outstanding commitments to originate loans and $5.7 million of remaining funds to be disbursed on construction loans in process. Our total unused lines of credit, unused overdraft privilege amounts and letters of credit totaled $16.5 million at March 31, 2023. Certificates of deposit that are scheduled to mature in less than one year from March 31, 2023, totaled $41.5 million. Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2023.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at March 31, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$2,135	$2,135	$-	$-	$-
Undisbursed portion of construction loans in process	5,673	904	4,769	-	-
Unused lines of credit	15,342	9,140	5,574	-	628
Unused overdraft privilege amounts	1,144	-	-	-	1,144
Letters of credit	4	4	-	-	-
Total commitments	$24,298	$12,183	$10,343	$-	$1,772

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. The Company did not record a provision for credit losses for unfunded lending commitments during the three months ended March 31, 2023.

The following table summarizes our contractual cash obligations at March 31, 2023.

		Payments Due By Period
(Dollars in thousands)	Total at March 31, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$50,624	$41,519	$8,266	$839	$-
FHLB advances	10,000	-	3,000	3,000	4,000
Total term debt	$60,624	$41,519	$11,266	$3,839	$4,000

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2023, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended March 31, 2023 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 31, 2023	35,392	$12.87	35,392	261,400
February 28, 2023	109,926	13.01	109,926	151,474
March 31, 2023	117,862	12.24	117,862	33,612
Total	263,180	$12.65	263,180

During the first quarter of 2023, the Company completed repurchases of 31,792 shares of common stock to fully fund the 2022 Recognition and Retention Plan and Trust Agreement and commenced repurchases under its January 2023 Repurchase Plan. The January 2023 Repurchase Plan was announced on January 26, 2023, and authorized the company to repurchase up to 265,000 shares, or approximately 5% of the Company’s common stock. The Company completed repurchases under the January 2023 Repurchase Plan in April 2023. On April 27, 2023, the Company announced the approval of its second repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock.

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

CATALYST BANCORP, INC.

Date: May 15, 2023	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2023	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)