Form 10-Q
period 2023-06-30
Catalyst Bancorp, Inc.
filed 2023-08-11
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,911,490 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 7, 2023.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Non-interest-bearing cash	$4,769	$5,092
Interest-bearing cash and due from banks	15,022	8,380
Total cash and cash equivalents	19,791	13,472
Investment securities:
Securities available-for-sale, at fair value	75,876	79,602
Securities held-to-maturity (fair values of $10,950 and $10,724, respectively)	13,468	13,475
Loans receivable, net of unearned income	133,493	133,607
Allowance for loan losses	(2,081)	(1,807)
Loans receivable, net	131,412	131,800
Accrued interest receivable	707	673
Foreclosed assets	296	320
Premises and equipment, net	6,111	6,303
Stock in correspondent banks, at cost	1,839	1,808
Bank-owned life insurance	13,813	13,617
Other assets	2,662	2,254
TOTAL ASSETS	$265,975	$263,324

LIABILITIES
Deposits
Non-interest-bearing	$41,482	$33,657
Interest-bearing	129,891	131,437
Total deposits	171,373	165,094
Advances from Federal Home Loan Bank	9,288	9,198
Other liabilities	977	558
TOTAL LIABILITIES	181,638	174,850

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,929,542 and 5,290,000 issued and outstanding at June 30, 2023 and December 31, 2022, respectively	49	53
Additional paid-in capital	47,032	51,062
Unallocated common stock held by benefit plans	(6,616)	(6,307)
Retained earnings	52,517	52,740
Accumulated other comprehensive income (loss)	(8,645)	(9,074)
TOTAL SHAREHOLDERS' EQUITY	84,337	88,474
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$265,975	$263,324

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$1,691	$1,555	$3,320	$3,118
Investment securities	413	352	840	681
Other	218	58	429	77
Total interest income	2,322	1,965	4,589	3,876
INTEREST EXPENSE
Deposits	351	87	584	179
Advances from Federal Home Loan Bank	68	68	136	136
Total interest expense	419	155	720	315
Net interest income	1,903	1,810	3,869	3,561
Provision for (reversal of) credit losses	-	(189)	-	(260)
Net interest income after provision for (reversal of) credit losses	1,903	1,999	3,869	3,821
NON-INTEREST INCOME
Service charges on deposit accounts	200	182	383	350
Gain (loss) on disposals and sales of fixed assets	-	(77)	-	(77)
Bank-owned life insurance	99	98	196	119
Federal community development grant	-	171	-	171
Other	18	5	32	13
Total non-interest income	317	379	611	576
NON-INTEREST EXPENSE
Salaries and employee benefits	1,178	1,218	2,381	2,479
Occupancy and equipment	198	227	411	437
Data processing and communication	220	242	447	450
Professional fees	117	175	246	315
Directors’ fees	114	55	229	110
ATM and debit card	61	59	119	108
Foreclosed assets, net	63	1	65	(3)
Advertising and marketing	22	109	52	151
Franchise and shares tax	25	58	52	116
Regulatory fees and assessments	42	33	66	69
Insurance	26	34	55	66
Printing, supplies and postage	43	51	74	80
Other	82	122	179	207
Total non-interest expense	2,191	2,384	4,376	4,585
Income (loss) before income tax expense (benefit)	29	(6)	104	(188)
Income tax expense (benefit)	(10)	(21)	(8)	(62)
NET INCOME (LOSS)	$39	$15	$112	$(126)

Earnings (loss) per share - basic	$0.01	$0.01	$0.03	$(0.02)
Earnings per share - diluted	0.01	N/A	0.03	N/A

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income (loss)	$39	$15	$112	$(126)
Net change in unrealized gains (losses) on available-for-sale securities	(819)	(2,705)	543	(7,547)
Income tax effect	172	568	(114)	1,585
Total other comprehensive income (loss)	(647)	(2,137)	429	(5,962)
Total comprehensive income (loss)	$(608)	$(2,122)	$541	$(6,088)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, MARCH 31, 2022	$53	$50,821	$(4,126)	$52,419	$(4,508)	$94,659
Net income (loss)	-	-	-	15	-	15
Other comprehensive income (loss)	-	-	-	-	(2,137)	(2,137)
ESOP shares released for allocation	-	17	53	-	-	70
BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,434	$(6,645)	$92,607

BALANCE, MARCH 31, 2023	$51	$48,259	$(6,664)	$52,478	$(7,998)	$86,126
Net income (loss)	-	-	-	39	-	39
Other comprehensive income (loss)	-	-	-	-	(647)	(647)
Excise tax on stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(5)	-	-	(5)
ESOP shares released for allocation	-	3	53	-	-	56
Stock compensation expense	-	143	-	-	-	143
Repurchase of common stock	(2)	(1,373)	-	-	-	(1,375)
BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,517	$(8,645)	$84,337

BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,560	$(683)	$98,553
Net income (loss)	-	-	-	(126)	-	(126)
Other comprehensive income (loss)	-	-	-	-	(5,962)	(5,962)
ESOP shares released for allocation	-	36	106	-	-	142
BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,434	$(6,645)	$92,607

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,740	$(9,074)	$88,474
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income (loss)	-	-	-	112	-	112
Other comprehensive income (loss)	-	-	-	-	429	429
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	17	106	-	-	123
Stock compensation expense	-	284	-	-	-	284
Repurchase of common stock	(4)	(4,331)	-	-	-	(4,335)
BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,517	$(8,645)	$84,337

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$112	$(126)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization, net	157	263
Federal Home Loan Bank stock dividends	(31)	(2)
Amortization of prepayment penalties on debt restructuring	90	90
Provision for (reversal of) credit losses	-	(260)
Net loss (gain) on disposals and sales of premises and equipment	-	77
Increase in cash surrender value of bank-owned life insurance	(196)	(119)
Stock-based compensation	407	142
Depreciation of premises and equipment	202	237
Net write-downs and losses (gains) on the sale of foreclosed assets	62	(9)
Deferred income tax expense (benefit)	(119)	48
(Increase) decrease in other assets	(347)	(157)
Increase (decrease) in other liabilities	201	(133)
Net cash provided by (used in) operating activities	538	51
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	4,119	5,968
Purchases	-	(7,703)
Net decrease (increase) in loans	143	(1,803)
Proceeds from sale of foreclosed assets	-	29
Purchases of premises and equipment	(10)	(231)
Purchase of bank-owned life insurance	-	(10,000)
Net cash provided by (used in) investing activities	4,252	(13,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	6,279	1,940
Purchase of stock to fund the 2022 Recognition and Retention Plan	(415)	-
Repurchase of common stock	(4,335)	-
Net cash provided by (used in) financing activities	1,529	1,940
NET CHANGE IN CASH AND CASH EQUIVALENTS	6,319	(11,749)
CASH AND CASH EQUIVALENTS, beginning of period	13,472	40,884
CASH AND CASH EQUIVALENTS, end of period	$19,791	$29,135

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$37	$-

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$532	$230
Cash paid for income taxes	-	243

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

NOTE 3. EARNINGS PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income (loss) available to common shareholders	$39	$15	$112	$(126)

Denominator
Weighted average common shares outstanding	4,986	5,290	5,100	5,290
Weighted average unallocated common stock held by benefit plans	(600)	(410)	(601)	(413)
Weighted average shares - basic	4,386	4,880	4,499	4,877
Effect of dilutive stock-based awards:
Stock options	-	-	-	-
Restricted stock	-	-	-	-
Weighted average shares - assuming dilution	4,386	4,880	4,499	4,877

Basic earnings (loss) per common share	$0.01	$0.01	$0.03	$(0.02)
Diluted earnings per common share	0.01	N/A	0.03	N/A

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 295,340 for the three and six months ended June 30, 2023 and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 119,336 for the three and six months ended June 30, 2023 and were excluded from the calculation of diluted earnings per share.

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

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$69,804	$1	$(9,477)	$60,328
U.S. Government and agency obligations	10,984	-	(976)	10,008
Municipal obligations	6,031	1	(492)	5,540
Total available-for-sale	$86,819	$2	$(10,945)	$75,876
Securities held-to-maturity
U.S. Government and agency obligations	$13,005	$-	$(2,487)	$10,518
Municipal obligations	463	-	(31)	432
Total held-to-maturity	$13,468	$-	$(2,518)	$10,950

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	$15	$(9,892)	$64,167
U.S. Government and agency obligations	10,979	-	(1,062)	9,917
Municipal obligations	6,065	4	(551)	5,518
Total available-for-sale	$91,088	$19	$(11,505)	$79,602
Securities held-to-maturity
U.S. Government and agency obligations	$13,006	$-	$(2,718)	$10,288
Municipal obligations	469	-	(33)	436
Total held-to-maturity	$13,475	$-	$(2,751)	$10,724

There were no securities transferred between classifications during the six months ended June 30, 2023 or 2022.

Accrued interest receivable on the Company’s investment securities totaled $250,000 and $257,000 at June 30, 2023 and December 31, 2022, respectively.

Investment securities with a carrying amount of approximately $43.1 million and $20.4 million, respectively, were pledged to secure deposits as required or permitted by law at June 30, 2023 and December 31, 2022.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at June 30, 2023 and December 31, 2022:

	June 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$981	$-	$-
After one through five years	12,823	11,964	2,338	2,039
After five through ten years	14,697	13,387	7,125	5,726
After ten years	58,299	49,544	4,005	3,185
Total	$86,819	$75,876	$13,468	$10,950

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$962	$-	$-
After one through five years	11,496	10,634	2,343	2,031
After five through ten years	17,139	15,699	7,125	5,611
After ten years	61,453	52,307	4,007	3,082
Total	$91,088	$79,602	$13,475	$10,724

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at June 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$5,503	$(217)	$53,836	$(9,260)	$59,339	$(9,477)
U.S. Government and agency obligations	-	-	10,008	(976)	10,008	(976)
Municipal obligations	612	(9)	3,905	(483)	4,517	(492)
Total available-for-sale	$6,115	$(226)	$67,749	$(10,719)	$73,864	$(10,945)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,518	$(2,487)	$10,518	$(2,487)
Municipal obligations	-	-	432	(31)	432	(31)
Total held-to-maturity	$-	$-	$10,950	$(2,518)	$10,950	$(2,518)
Total	$6,115	$(226)	$78,699	$(13,237)	$84,814	$(13,463)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$9,759	$(546)	$53,402	$(9,346)	$63,161	$(9,892)
U.S. Government and agency obligations	-	-	9,917	(1,062)	9,917	(1,062)
Municipal obligations	602	(16)	3,885	(535)	4,487	(551)
Total available-for-sale	$10,361	$(562)	$67,204	$(10,943)	$77,565	$(11,505)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,288	$(2,718)	$10,288	$(2,718)
Municipal obligations	120	(6)	316	(27)	436	(33)
Total held-to-maturity	$120	$(6)	$10,604	$(2,745)	$10,724	$(2,751)
Total	$10,481	$(568)	$77,808	$(13,688)	$88,289	$(14,256)

At June 30, 2023 and December 31, 2022, the Company held 96 securities with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company has not established an allowance for credit losses for its available-for-sale or held-to-maturity securities at June 30, 2023.

Under ASC 326, management evaluates available-for-sale securities in unrealized loss positions to determine if the decline in the fair value of each security below its amortized cost basis is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. At June 30, 2023, management does not have the intent to sell any of the Company’s securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment and, as of December 31, 2022, no declines in fair value were deemed to be other-than temporary. See Note 2 for more information on the adoption of ASC 326.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans
One- to four-family residential	$85,655	$87,508
Commercial real estate	19,175	19,437
Construction and land	4,620	6,172
Multi-family residential	3,094	3,200
Total real estate loans	112,544	116,317
Other loans
Commercial and industrial	17,609	13,843
Consumer	3,340	3,447
Total other loans	20,949	17,290
Total loans	133,493	133,607
Less: Allowance for loan losses	(2,081)	(1,807)
Net loans	$131,412	$131,800

Accrued interest receivable on the Company’s loans totaled $453,000 and $411,000 at June 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for loan losses for the six months ended June 30, 2023 and 2022.

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(246)	$-	$75	$1,211
Commercial real estate	248	(53)	4	-	-	199
Construction and land	74	40	19	-	-	133
Multi-family residential	40	5	(4)	-	-	41
Commercial and industrial	175	51	49	-	2	277
Consumer	46	8	5	(17)	7	49
Unallocated	-	-	171	-	-	171
Total for loans	$1,807	$209	$(2)	$(17)	$84	$2,081
Unfunded lending commitments(2)	-	216	2	-	-	218
Total	$1,807	$425	$-	$(17)	$84	$2,299
(1)	Refer to Note 2 for more information on the adoption of ASC 326.
(2)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Six Months Ended June 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(173)	$(69)	$55	$1,386
Commercial real estate	370	(78)	-	-	292
Construction and land	55	(14)	-	-	41
Multi-family residential	73	(29)	-	-	44
Commercial and industrial	137	37	(21)	7	160
Consumer	68	(3)	(11)	3	57
Total	$2,276	$(260)	$(101)	$65	$1,980

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at June 30, 2023 and December 31, 2022.

	June 30, 2023			December 31, 2022
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$100	$1,111	$1,211	$216	$1,008	$1,224
Commercial real estate	-	199	199	-	248	248
Construction and land	53	80	133	-	74	74
Multi-family residential	-	41	41	-	40	40
Commercial and industrial	-	277	277	-	175	175
Consumer	-	49	49	-	46	46
Unallocated	-	171	171	-	-	-
Total	$153	$1,928	$2,081	$216	$1,591	$1,807
Loans
One- to four-family residential	$1,410	$84,245	$85,655	$2,712	$84,796	$87,508
Commercial real estate	50	19,125	19,175	51	19,386	19,437
Construction and land	137	4,483	4,620	33	6,139	6,172
Multi-family residential	-	3,094	3,094	-	3,200	3,200
Commercial and industrial	-	17,609	17,609	-	13,843	13,843
Consumer	-	3,340	3,340	-	3,447	3,447
Total	$1,597	$131,896	$133,493	$2,796	$130,811	$133,607

At June 30, 2023 all loans individually evaluated for credit losses, totaling $1.6 million, were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of residential real estate loans secured by one- to four-family residential properties located in our market.

A summary of current, past due and nonaccrual loans as of June 30, 2023 and December 31, 2022 follows:

	As of June 30, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,644	$260	$287	$2,191	$82,218	$1,246	$85,655
Commercial real estate	111	-	50	161	19,014	-	19,175
Construction and land	-	-	-	-	4,574	46	4,620
Multi-family residential	-	-	-	-	3,094	-	3,094
Commercial and industrial	46	-	-	46	17,563	-	17,609
Consumer	5	-	-	5	3,335	-	3,340
Total	$1,806	$260	$337	$2,403	$129,798	$1,292	$133,493

	As of December 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,077	$191	$716	$2,984	$83,848	$676	$87,508
Commercial real estate	166	-	51	217	19,220	-	19,437
Construction and land	156	-	18	174	5,965	33	6,172
Multi-family residential	-	-	-	-	3,200	-	3,200
Commercial and industrial	-	-	-	-	13,843	-	13,843
Consumer	6	-	-	6	3,441	-	3,447
Total	$2,405	$191	$785	$3,381	$129,517	$709	$133,607

A summary of total nonaccrual loans as of June 30, 2023 and December 31, 2022 follows:

				December 31,
	June 30, 2023			2022
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	Total
Nonaccrual loans
One- to four-family residential	$956	$577	$1,533	$1,392
Commercial real estate	-	50	50	51
Construction and land	46	-	46	51
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,002	$627	$1,629	$1,494

The Company was not committed to lend any additional funds on nonaccrual loans at June 30, 2023 or December 31, 2022. The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans.

At June 30, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $205,000 and $50,000, respectively. At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively.

During the six months ended June 30, 2023 and the year ended December 31, 2022, the Company did not grant any loan modifications to borrowers experiencing financial difficulty.

Information on impaired loans as of December 31, 2022 follows:

	December 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,843	$869	$3,149	$216
Commercial real estate	51	-	52	-
Construction and land	33	-	42	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,927	$869	$3,243	$216

The table below presents the average balances and interest income for impaired loans for the three and six months ended June 30, 2022.

	Three Months Ended		Six Months Ended
	June 30, 2022		June 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,597	$16	$2,625	$33
Commercial real estate	51	-	51	-
Construction and land	61	-	61	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$2,709	$16	$2,737	$33

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2023. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$1,267	$11,286	$3,568	$3,045	$3,300	$56,595	$1,824	$2,041	$82,926
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	24	-	13	131	13	2,548	-	-	2,729
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,291	$11,286	$3,581	$3,176	$3,313	$59,143	$1,824	$2,041	$85,655
Commercial real estate
Pass	$1,108	$2,155	$2,119	$4,688	$3,518	$4,635	$35	$359	$18,617
Special Mention	-	111	107	-	-	-	-	-	218
Substandard	-	-	-	-	-	340	-	-	340
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,108	$2,266	$2,226	$4,688	$3,518	$4,975	$35	$359	$19,175
Construction and land
Pass	$59	$195	$58	$179	$50	$608	$3,289	$-	$4,438
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	137	-	15	-	30	-	-	182
Doubtful	-	-	-	-	-	-	-	-	-
Total	$59	$332	$58	$194	$50	$638	$3,289	$-	$4,620
Multi-family residential
Pass	$-	$-	$472	$-	$294	$2,328	$-	$-	$3,094
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$472	$-	$294	$2,328	$-	$-	$3,094
Commercial and industrial
Pass	$3,975	$2,922	$937	$380	$324	$71	$9,000	$-	$17,609
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,975	$2,922	$937	$380	$324	$71	$9,000	$-	$17,609
Consumer
Pass	$982	$645	$788	$424	$226	$275	$-	$-	$3,340
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$982	$645	$788	$424	$226	$275	$-	$-	$3,340
Total
Pass	$7,391	$17,203	$7,942	$8,716	$7,712	$64,512	$14,148	$2,400	$130,024
Special Mention	-	111	107	-	-	-	-	-	218
Substandard	24	137	13	146	13	2,918	-	-	3,251
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,415	$17,451	$8,062	$8,862	$7,725	$67,430	$14,148	$2,400	$133,493

The following table presents gross charge-offs and recoveries for the six months ended June 30, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-
Consumer	1	4	6	1	-	5	17
Total	$1	$4	$6	$1	$-	$5	$17
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$75	$75
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	2	2
Consumer	-	-	1	1	-	5	7
Total	$-	$-	$1	$1	$-	$82	$84

The following table presents the Company’s loan portfolio by credit quality classification as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,219	$171	$3,118	$-	$87,508
Commercial real estate	19,334	-	103	-	19,437
Construction and land	5,822	291	59	-	6,172
Multi-family residential	3,200	-	-	-	3,200
Commercial and industrial	13,843	-	-	-	13,843
Consumer	3,447	-	-	-	3,447
Total	$129,865	$462	$3,280	$-	$133,607

NOTE 6. DEPOSITS

Deposits at June 30, 2023 and December 31, 2022 are summarized as follows:

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$41,482	24.2%	$33,657	20.4%
Negotiable order of withdrawal (“NOW”)	34,159	19.9	36,991	22.4
Money market	18,798	11.0	15,734	9.5
Savings	26,927	15.7	26,209	15.9
Certificates of deposit	50,007	29.2	52,503	31.8
Total deposits	$171,373	100.0%	$165,094	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $50.2 million and $43.4 million, respectively, at June 30, 2023 and December 31, 2022.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 or more totaled $7.9 million and $8.9 million at June 30, 2023 and December 31, 2022, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At June 30, 2023 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2023	$21,409
2024	26,102
2025	1,134
2026	801
2027	412
2028	149
Total	$50,007

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of June 30, 2023 and December 31, 2022, the Bank met all of the capital adequacy requirements to which it is subject.

At June 30, 2023 and December 31, 2022, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Common Equity Tier 1 Capital	$78,650	56.02%	$9,126	>6.5%
Tier 1 Risk-Based Capital	78,650	56.02	11,232	>8.0
Total Risk-Based Capital	80,412	57.27	14,040	>10.0
Tier 1 Leverage Capital	78,650	30.64	12,836	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

Share Repurchase Plans

In January 2023, the Company’s Board of Directors approved the Company’s first share repurchase plan (the “January 2023 Repurchase Plan”), which allowed the Company to purchase 265,000 shares, or approximately 5% of the Company’s outstanding common stock. The January 2023 Repurchase Plan was completed in April 2023. In April 2023, the Company announced its second share repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock.

During the three months ended June 30, 2023, the Company repurchased 129,070 shares of its common stock at an average cost per share of $10.65. During the six months ended June 30, 2023, the Company repurchased 360,458 shares of its common stock at an average cost per share of $12.03. At June 30, 2023, 156,542 shares were available for repurchase under the April 2023 Repurchase Plan.

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Available-for-sale securities	$75,876	$-	$75,876	$-

December 31, 2022
Available-for-sale securities	$79,602	$-	$79,602	$-

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2023
Loans individually evaluated for credit losses	$465	$-	$-	$465
Foreclosed assets	296	-	-	296
Total	$761	$-	$-	$761
December 31, 2022
Loans individually evaluated for credit losses	$898	$-	$-	$898
Foreclosed assets	320	-	-	320
Total	$1,218	$-	$-	$1,218

At June 30, 2023 and December 31, 2022, individually evaluated loans with a recorded investment of $617,000 and $1.1 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the three and six months ended June 30, 2023, the Company incurred a total loss on foreclosed assets of $62,000. During the three and six months ended June 30, 2022, no impairment losses on foreclosed assets were recognized.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,791	$19,791	$19,791	$-	$-
Investment securities:
Available-for-sale	75,876	75,876	-	75,876	-
Held-to-maturity	13,468	10,950	-	10,950	-
Loans receivable, net	131,412	120,212	-	-	120,212
Bank-owned life insurance	13,813	13,813	-	13,813	-
Financial Liabilities:
Deposits	171,373	170,198	-	170,198	-
Borrowed funds	9,288	8,511	-	8,511	-

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,472	$13,472	$13,472	$-	$-
Investment securities:
Available-for-sale	79,602	79,602	-	79,602	-
Held-to-maturity	13,475	10,724	-	10,724	-
Loans receivable, net	131,800	121,208	-	-	121,208
Bank-owned life insurance	13,617	13,617	-	13,617	-
Financial Liabilities:
Deposits	165,094	163,797	-	163,797	-
Borrowed funds	9,198	8,484	-	8,484	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement. At June 30, 2023, the allowance for credit losses for unfunded lending commitments totaled $218,000. Total unfunded lending commitments amounted to $25.8 million and $22.8 million at June 30, 2023 and December 31, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at June  30, 2023 and for the three and six months ended June 30, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

At June 30, 2023, total assets were $266.0 million, including total loans of $133.5 million and total investment securities of $89.3 million, total deposits were $171.4 million and total shareholders’ equity was $84.3 million. The Company reported net income of $39,000 for the three months ended June 30, 2023, and $112,000 for the six months ended June 30, 2023. For the same three and six-month periods in 2022, the Company reported net income of $15,000 and a net loss of $126,000, respectively. On June 23, 2022, the Bank rebranded and officially changed its name to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $208,000 and $242,000 for the three and six months ended June 30, 2022, respectively. The Company also received and recognized into income a $171,000 Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund during the three months ended June 30, 2022.

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

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022. Any changes to our significant accounting policies are described in Note 1 to the unaudited, consolidated financial statements included in Item 1 of this Form 10-Q. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are taking advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Credit Losses.  We have identified the evaluation of the allowance for credit losses as a critical accounting policy where amounts are sensitive to material variation. On January 1, 2023, the Company adopted the guidance under ASU No. 2016-13, Financial Instruments – Credit Losses, Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the FASB under ASC 326. The amendments introduced an impairment model that is based on current expected credit losses (“CECL”), rather than incurred losses, to estimate credit losses on loans. For reporting periods beginning on or after January 1, 2023, the allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of its loans as of the end of the reporting period. For reporting periods prior to January 1, 2023, the allowance for credit losses represented management’s estimate for probable and reasonably estimable loan losses, but which had not yet been realized as of the end of the reporting period. Refer to Note 2 of the unaudited, consolidated financial statements included in Item 1 of this Form 10-Q for more information on the adoption of ASC 326.

The allowance for credit losses includes the allowance for loan losses and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for loan losses totaled $2.1 million, or 1.56% of total loans, at June 30, 2023 and $1.8 million, or 1.35% of total loans, at December 31, 2022.  The increase in the allowance for loan losses from December 31, 2022 largely reflects the addition of forecasted credit losses due to the adoption ASC 326.

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

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy. At June 30, 2023 and December 31, 2022, net unrealized losses on available-for-sale securities totaled $10.9 million and $11.5 million, respectively. Unrealized losses on our available-for-sale securities relate principally to the increases in market rates of similar types of securities. The Company has not realized or recognized any losses in the statement of income for any investment securities held at June 30, 2023 or December 31, 2022.

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

Comparison of Financial Condition at June 30, 2023 and December 31, 2022

Total Assets.  Total assets increased $2.7 million, or 1.0%, to $266.0 million at June 30, 2023 from $263.3 million at December 31, 2022. The increase resulted primarily from a $6.3 million increase in cash and cash equivalents, which was largely attributable to growth in total deposits of $6.3 million from December 31, 2022 to June 30, 2023.

Loans.  Total loans declined by $114,000, or 0.1%, to $133.5 million at June 30, 2023, compared to $133.6 million at December 31, 2022. During the six months ended June 30, 2023, commercial and industrial loan growth was more than offset by net declines in our real estate loan portfolio.

The majority of the Company’s loan portfolio consists of real estate loans secured by properties in our local market area, the Acadiana region of south Louisiana. Loans secured by one- to four-family residential properties accounted for 64.2% of total loans and commercial real estate loans accounted for 14.4% of total loans at June 30, 2023. Our commercial real estate loans are generally secured by retail and industrial use buildings, hotels, strip shopping centers and other properties used for commercial purposes. Approximately 66% of our real estate loans have adjustable rates and, of our total real estate loans, approximately $55.1 million, or 49%, are scheduled to re-price or mature during the next 12 months.

Our non-real estate loans primarily consist of commercial and industrial loans, which amounted to 13.2% of total loans, at June 30, 2023. This segment of the portfolio largely consists of loans to local businesses involved in industrial manufacturing and equipment, communications, and professional services. Approximately 37% of our commercial and industrial loans have adjustable rates and, of total commercial and industrial loans, approximately $8.8 million, or 50%, are scheduled to re-price or mature during the next 12 months.

The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$85,655	64.2%	$87,508	65.5%	$(1,853)	(2.1)%
Commercial real estate	19,175	14.4	19,437	14.5	(262)	(1.3)
Construction and land	4,620	3.5	6,172	4.6	(1,552)	(25.1)
Multi-family residential	3,094	2.3	3,200	2.4	(106)	(3.3)
Total real estate loans	112,544	84.4	116,317	87.0	(3,773)	(3.2)
Other loans
Commercial and industrial	17,609	13.2	13,843	10.4	3,766	27.2
Consumer	3,340	2.4	3,447	2.6	(107)	(3.1)
Total other loans	20,949	15.6	17,290	13.0	3,659	21.2
Total loans	$133,493	100.0%	$133,607	100.0%	$(114)	(0.1)

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

At January 1, 2023, the allowance for loan losses totaled $2.0 million, or 1.51% of total loans, compared to $1.8 million, or 1.35% of total loans, at December 31, 2022. At June 30, 2023, the allowance for loan losses totaled $2.1 million, or 1.56% of total loans, and the allowance for credit losses on unfunded commitments totaled $218,000, up $2,000 from the date of adoption of ASC 326. The total provision for credit losses on loans and unfunded commitments was zero for the first six months of 2023.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2022
Allowance for loan losses:
Balance, beginning of period	$1,807	$2,276	$2,276
Impact of adoption of ASC 326	209	-	-
Provision for (reversal of) loan losses	(2)	(260)	(375)
Net loan recoveries (charge-offs):
One- to four-family residential	75	(14)	(69)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	2	(14)	1
Consumer	(10)	(8)	(26)
Total net recoveries (charge-offs)	67	(36)	(94)
Balance, end of period	$2,081	$1,980	$1,807

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$-	$-	$-
Impact of adoption of ASC 326	216	-	-
Provision for (reversal of) credit losses on unfunded lending commitments	2	-	-
Balance, end of period	$218	$-	$-

Total allowance for credit losses, end of period	$2,299	$1,980	$1,807
Total provision for (reversal of) credit losses	-	(260)	(375)

Total loans at end of period	$133,493	$133,869	$133,607
Total non-accrual loans at end of period	1,629	1,246	1,494
Total non-performing loans at end of period	1,889	1,287	1,685
Total average loans	133,586	132,542	132,503

Allowance for loan losses as a percent of:
Total loans	1.56%	1.48%	1.35%
Non-accrual loans	127.75	158.91	120.95
Non-performing loans	110.16	153.85	107.24

Net annualized recoveries (charge-offs) as a percent of average loans by portfolio:
One- to four-family residential	0.17%	(0.03)%	(0.08)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	0.03	(0.30)	0.01
Consumer	(0.61)	(0.38)	(0.66)
Total loans	0.10	(0.05)	(0.07)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accruing loans
One- to four-family residential	$1,533	$1,392
Commercial real estate	50	51
Construction and land	46	51
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,629	1,494
Accruing loans 90 days or more past due
One- to four-family residential	260	191
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	260	191
Total non-performing loans	1,889	1,685
Foreclosed assets	296	320
Total non-performing assets	$2,185	$2,005

Total loans	$133,493	$133,607
Total assets	265,975	263,324

Total non-accruing loans as a percentage of total loans	1.22%	1.12%
Total non-performing loans as a percentage of total loans	1.42	1.26
Total non-performing loans as a percentage of total assets	0.71	0.64
Total non-performing assets as a percentage of total assets	0.82	0.76

Investment Securities.  Total investment securities, available-for-sale and held-to-maturity, amounted to $89.3 million at June 30, 2023, down $3.7 million, or 4.0%, compared to $93.1 million in investment securities at December 31, 2022. Net unrealized losses on securities available-for-sale totaled $10.9 million at June 30, 2023, compared to $11.5 million at December 31, 2022. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. At June 30, 2023, 86.6% of total investment securities, based on amortized cost, or $86.8 million, were classified as available-for-sale. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the six months ended June 30, 2023, investment security maturities, calls and principal repayments totaled $4.1 million. The Company has not purchased investment securities since the fourth quarter of 2022. We have also not sold or reclassified securities during this current period of interest rate hikes by the Federal Reserve, which began in March 2022.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2023.

	Contractual Maturity as of June 30, 2023
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$3,351	$10,682	$55,771	$69,804
U.S. Government and agency obligations	1,000	9,984	9,000	4,005	23,989
Municipal obligations	-	1,826	2,140	2,528	6,494
Total	$1,000	$15,161	$21,822	$62,304	$100,287

Weighted average yield
Mortgage-backed securities	-%	3.01%	1.98%	1.61%	1.73%
U.S. Government and agency obligations	0.50	1.08	1.26	2.37	1.34
Municipal obligations	-	1.11	3.09	1.35	1.86
Total weighted average yield	-	1.51	1.79	1.65	1.65

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

Investment securities with a fair value of approximately $41.8 million and $18.7 million, respectively, were pledged to secure public fund deposits in excess of the FDIC’s insurance limit at June 30, 2023 and December 31, 2022.

Deposits.  Total deposits were $171.4 million at June 30, 2023, up $6.3 million, or 3.8%, compared to December 31, 2022. The increase in deposits was primarily due to an increase in the balance of public funds and commercial money market accounts. Our public funds consist primarily of non-interest bearing and NOW account deposits from municipalities within our market. Our public fund deposits totaled $24.7 million, or 14.4% of total deposits, at June 30, 2023, compared to $21.0 million, or 12.7% of total deposits, at December 31, 2022.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $50.2 million at June 30, 2023 and $43.4 million at December 31, 2022. Total uninsured non-public fund deposits were approximately $30.5 million and $26.9 million at June 30, 2023 and December 31, 2022, respectively. The full amount of our public funds deposits in excess of the FDIC’s insurance limit are secured by pledging investment securities or by allocating available portions of a letter of credit from the FHLB to collateralize the balances.

The following table presents total deposits by account type for the dates indicated.

	June 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$41,482	24.2%	$33,657	20.4%	$7,825	23.2%
Negotiable order of withdrawal (“NOW”)	34,159	19.9	36,991	22.4	(2,832)	(7.7)
Money market	18,798	11.0	15,734	9.5	3,064	19.5
Savings	26,927	15.7	26,209	15.9	718	2.7
Certificates of deposit	50,007	29.2	52,503	31.8	(2,496)	(4.8)
Total deposits	$171,373	100.0%	$165,094	100.0%	$6,279	3.8

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.3 million and $9.2 million at June 30, 2023 and December 31, 2022, respectively. The change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $712,000 and $802,000 at June 30, 2023 and December 31, 2022, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $84.3 million, or 31.7% of total assets, at June 30, 2023, down $4.1 million, or 4.7%, from $88.5 million, or 33.6% of total assets, at December 31, 2022. Shareholders’ equity decreased by $4.3 million due to the Company’s repurchases of its common stock.

In January 2023, the Company’s Board of Directors approved the Company’s first share repurchase plan (the “January 2023 Repurchase Plan”), which allowed the Company to purchase 265,000 shares, or approximately 5% of the Company’s outstanding common stock. The January 2023 Repurchase Plan was completed in April 2023. In April 2023, the Company announced its second share repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. During the six months ended June 30, 2023, the Company repurchased 360,458 shares of its common stock at an average cost per share of $12.03. At June 30, 2023, 156,542 shares were available for repurchase under the April 2023 Repurchase Plan.

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

	Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$133,394	$1,691	5.09%	$134,058	$1,555	4.65%
Investment securities(TE)(2)	101,630	413	1.65	104,137	352	1.37
Other interest-earning assets	18,403	218	4.73	30,108	58	0.78
Total interest-earning assets(TE)	253,427	2,322	3.68	268,303	1,965	2.94
Non-interest-earning assets	14,668			18,226
Total assets	$268,095			$286,529
Interest-bearing liabilities:
NOW, money market and savings accounts	83,962	142	0.68	85,646	24	0.11
Certificates of deposit	51,185	209	1.64	64,936	63	0.39
Total interest-bearing deposits	135,147	351	1.04	150,582	87	0.23
FHLB advances	9,264	68	2.94	9,079	68	3.00
Total interest-bearing liabilities	144,411	419	1.17	159,661	155	0.39
Non-interest-bearing liabilities	38,263			33,354
Total liabilities	182,674			193,015
Shareholders' equity	85,421			93,514
Total liabilities and shareholders' equity	$268,095			$286,529
Net interest-earning assets	$109,016			$108,642
Net interest income; average interest rate spread(TE)		$1,903	2.51%		$1,810	2.55%
Net interest margin(TE)(3)			3.02			2.71
Average interest-earning assets to average interest-bearing liabilities			175.49			168.05
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$133,586	$3,320	5.01%	$132,542	$3,118	4.74%
Investment securities(TE)(2)	102,679	840	1.65	103,887	681	1.32
Other interest-earning assets	19,108	429	4.52	34,830	77	0.45
Total interest-earning assets(TE)	255,373	4,589	3.63	271,259	3,876	2.88
Non-interest-earning assets	14,634			15,482
Total assets	$270,007			$286,741
Interest-bearing liabilities:
NOW, money market and savings accounts	87,447	222	0.51%	83,776	48	0.12%
Certificates of deposit	51,356	362	1.42	65,434	131	0.40
Total interest-bearing deposits	138,803	584	0.85	149,210	179	0.24
FHLB advances	9,240	136	2.95	9,057	136	3.01
Total interest-bearing liabilities	148,043	720	0.98	158,267	315	0.40
Non-interest-bearing liabilities	35,584			33,045
Total liabilities	183,627			191,312
Shareholders' equity	86,380			95,429
Total liabilities and shareholders' equity	$270,007			$286,741
Net interest-earning assets	$107,330			$112,992
Net interest income; average interest rate spread(TE)		$3,869	2.65%		$3,561	2.48%
Net interest margin(TE)(3)			3.06			2.65
Average interest-earning assets to average interest-bearing liabilities			172.50			171.39
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Six Months Ended
	June 30, 2023 vs 2022			June 30, 2023 vs 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$145	$(9)	$136	$178	$24	$202
Investment securities	70	(9)	61	167	(8)	159
Other interest-earning assets	189	(29)	160	400	(48)	352
Total interest income	404	(47)	357	745	(32)	713
Interest expense:
NOW, money market and savings accounts	118	-	118	172	2	174
Certificates of deposit	162	(16)	146	264	(33)	231
Total deposits	280	(16)	264	436	(31)	405
FHLB advances and other borrowings	(1)	1	-	(3)	3	-
Total interest expense	279	(15)	264	433	(28)	405
Increase (decrease) in net interest income	$125	$(32)	$93	$312	$(4)	$308

Comparison of Results of Operations for the Three Months Ended June 30, 2023 and 2022.

General. For the three months ended June 30, 2023 and 2022, the Company reported net income of $39,000 and $15,000, respectively. Net interest income was up $93,000, or 5.1%, for the three months ended June 30, 2023, compared to the same period in 2022. The provision for credit losses totaled zero for the three months ended June 30, 2023, compared to a reversal of loan losses of $189,000 for the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company recognized a $171,000 BEA Program grant from the CDFI Fund as non-interest income and officially changed the name of the Bank to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank to Catalyst Bank totaled $208,000 for the three months ended June 30, 2022. Total non-interest expense for the three months ended June 30, 2023 was down $193,000, or 8.1%, from the same period in 2022.

Interest Income. Total interest income increased $357,000, or 18.2%, to $2.3 million for the three months ended June 30, 2023, compared to the three months ended June 30, 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $136,000, $61,000, and $160,000, respectively.

The average loan yield was 5.09% for the three months ended June 30, 2023, up from 4.65% for the three months ended June 30, 2022. Average loans were $133.4 million for the three months ended June 30, 2023, down $664,000, or 0.5%, compared to the same period in 2022. At June 30, 2023, approximately 62% of our total loans have adjustable rates and approximately 49% of total loans are scheduled to re-price or mature during the next 12 months. Interest income on loans for the three months ended June 30, 2022 included $96,000 of recognized deferred PPP loan fees. PPP loans were fully paid-off in June 2022 and no deferred fee income has been earned from PPP loans during 2023.

The increase in interest income on investment securities was due to an increase in the average rate earned on our securities portfolio. The average rate earned on our investment securities portfolio was 1.65% for the three months ended June 30, 2023, up 28 basis points compared to 1.37% for the same period in 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher average short-term interest rates during the 2023 period compared to 2022.

Interest Expense. Total interest expense increased $264,000, or 170.3%, to $419,000 for the three months ended June 30, 2023, compared to $155,000 for the three months ended June 30, 2022. Interest expense on deposits was $351,000 during the three months ended June 30, 2023, up $264,000, or 303.4%, from $87,000 for the three months ended June 30, 2022. The average rate paid on interest-bearing deposits was 1.04% for the three months ended June 30, 2023, up 81 basis points from 0.23% for the three months June 30, 2022.

Net Interest Income. Net interest income was $1.9 million for the three months ended June 30, 2023, up $93,000, or 5.1%, from the three months ended June 30, 2022. Our interest rate spread was 2.51% and 2.55% for the three months ended June 30, 2023 and 2022, respectively. Our net interest margin was 3.02% and 2.71% for the three months ended June 30, 2023 and 2022, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022 and 2023. Rising market rates have also led to an increase in the average cost of our deposits, though the increase in the average rate paid on our deposit accounts did not completely offset the increase in income on interest-earning assets over the comparable three-month periods.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the three months ended June 30, 2023, compared to a reversal of $189,000 for the same period in 2022. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality. While our initial assessment of the impact of the COVID-19 improved during 2022, uncertainty remains due to risks related to declining government stimulus availability and rising market interest rates.

Non-interest Income.  Non-interest income totaled $317,000 for the three months ended June 30, 2023, a decrease of $62,000, or 16.4%, compared to $379,000 for the three months ended June 30, 2022. During the three months ended June 30, 2022, the Company received and recognized into income a $171,000 BEA Program grant from the CDFI Fund and incurred losses on the disposal of fixed assets of $77,000. The BEA Program grants awards to depository institutions that have successfully increased their investments in economically distressed communities through certain qualified activities, including investments in CDFIs and providing loans, investments and financial services to businesses and residents located in distressed communities. Of the losses on disposed assets, $55,000 was attributable to branch signage that was replaced due to our rebranding.

Non-interest Expense.  Non-interest expense totaled $2.2 million for the three months ended June 30, 2023, down $193,000, or 8.1%, compared to the three months ended June 30, 2022. Total non-interest expense for the three months ended June 30, 2022 included $153,000 of rebranding-related expenses.

Salaries and employee benefits expense totaled $1.2 million for the three months ended June 30, 2023, down $40,000, or 3.3%, compared to the same period in 2022 primarily due to a lower employee count and a reduction in bonus expense in the 2023 period. These cost savings were partially offset by stock compensation expense in 2023 related to awards granted under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan in September 2022. Compensation expense related to awards granted under these plans and included in salaries and employee benefits expense, totaled $82,000 for the three months ended June 30, 2023.

Directors’ fees totaled $114,000 for the three months ended June 30, 2023, up $59,000 from the same period in 2022 due to stock compensation expense related to awards granted in September 2022 under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan.

Occupancy and equipment expense totaled $198,000 for the three months ended June 30, 2023, down $29,000, or 12.8%, compared to the same period in 2022. Occupancy and equipment expense for the three months ended June 30, 2022 included rebranding-related expenses of $14,000.

Data processing and communication expense totaled $220,000 for the three months ended June 30, 2023, down $22,000, or 9.1%, compared to the same period in 2022. Data processing and communication expense for the three months ended June 30, 2022 included rebranding-related expenses of $32,000.

Professional fees totaled $117,000 for the three months ended June 30, 2023, down $58,000, or 33.1%, from the same period in 2022 primarily due to a decrease in consulting expense. Professional fees of $26,000 were incurred for assistance with the BEA Program grant application during the three months ended June 30, 2022.

Foreclosed assets expense totaled $63,000 for the three months ended June 30, 2023, up $62,000 from the same period in 2022. The Company recorded a write-down of $62,000 on real estate held as foreclosed assets during the three months ended June 30, 2023. The real estate had a carrying value of $320,000 at March 31, 2023 and the sale of the property closed in July 2023.

Advertising and marketing expense totaled $22,000 for the three months ended June 30, 2023, down $87,000 from the comparable period in 2022. Advertising and marketing expense for the three months ended June 30, 2022 included rebranding-related expenses of $87,000.

Franchise and shares tax expense totaled $25,000 for the three months ended June 30, 2023, a decrease of $33,000, or 56.9%, compared to the same period in 2022. Management’s estimate of Louisiana shares tax due for 2023 is based on the actual shares tax paid for 2022. Shares tax due for 2022 was received during the fourth quarter of 2022 and the amount was less than our initial estimate recorded in the first three quarters of 2022.

Income Tax Expense.  The Company reported an income tax benefit of $10,000 and $21,000 for the three months ended June 30, 2023 and 2022, respectively. The Company’s income tax benefit for both periods was largely attributable to non-taxable income from bank-owned life insurance and certain investment securities.

Comparison of Results of Operations for the Six Months Ended June 30, 2023 and 2022.

General. For the six months ended June 30, 2023, the Company reported net income of $112,000, compared to a net loss of $126,000 for the six months ended June 30, 2022. Net interest income was up $308,000, or 8.6%, for the six months ended June 30, 2023, compared to the same period in 2022. The provision for credit losses totaled zero for the six months ended June 30, 2023, compared to a reversal of loan losses of $260,000 for the six months ended June 30, 2022. During the six months ended June 30, 2022, the Company recognized a $171,000 BEA Program grant as non-interest income and officially changed the name of the Bank to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $242,000 for the six months ended June 30, 2022. Non-interest expense for the six months ended June 30, 2023 was down $209,000, or 4.6%, compared to the same period in 2022.

Interest Income. Total interest income increased $713,000, or 18.4%, to $4.6 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $202,000, $159,000, and $352,000, respectively.

The average loan yield was 5.01% for the six months ended June 30, 2023, up from 4.74% for the six months ended June 30, 2022. Average loans were $133.6 million for the six months ended June 30, 2023, up $1.0 million, or 0.8%, compared to the same period in 2022. Interest income on loans for the six months ended June 30, 2022 included $186,000 of recognized deferred PPP loan fees.

The increase in interest income on investment securities was due to an increase in the average rate earned on our securities portfolio. The average rate earned on our investment securities portfolio was 1.65% for the six months ended June 30, 2023, up 33 basis points compared to 1.32% for the same period in 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher average short-term interest rates during the 2023 period compared to 2022.

Interest Expense. Total interest expense increased $405,000, or 128.6%, to $720,000 for the six months ended June 30, 2023, compared to $315,000 for the six months ended June 30, 2022. Interest expense on deposits was $584,000 during the six months ended June 30, 2023, up $405,000, or 226.3%, from $179,000 for the six months ended June 30, 2022. The average rate paid on interest-bearing deposits was 0.85% for the six months ended June 30, 2023, up 61 basis points from 0.24% for the six months June 30, 2022.

Net Interest Income. Net interest income was $3.9 million for the six months ended June 30, 2023, up $308,000, or 8.6%, from the six months ended June 30, 2022. Our interest rate spread was 2.65% and 2.48% for the six months ended June 30, 2023 and 2022, respectively. Our net interest margin was 3.06% and 2.65% for the six months ended June 30, 2023 and 2022, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022 and 2023. Rising market rates have also led to an increase in the average cost of our deposits, though the increase in the average rate paid on our deposit accounts did not completely offset the increase in interest income over the comparable periods.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the six months ended June 30, 2023, compared to a reversal of $260,000 for the same period in 2022. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income totaled $611,000 for the six months ended June 30, 2023, up $35,000, or 6.1%, compared to $576,000 for the six months ended June 30, 2022. Income from bank-owned life insurance (“BOLI”) increased by $77,000, or 64.7%, to $196,000 for the six months ended June 30, 2023, compared to the same period in 2022, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

Non-interest income for the six months ended June 30, 2022 included income of $171,000 from a BEA Program grant and losses on the disposal of fixed assets of $77,000. Of the losses on disposed assets, $55,000 was attributable to branch signage that was replaced due to our rebranding.

Non-interest Expense.  Non-interest expense totaled $4.4 million for the six months ended June 30, 2023, down $209,000, or 4.6%, compared to the six months ended June 30, 2022. Total non-interest expense for the six months ended June 30, 2022 included $187,000 of rebranding-related expenses.

Salaries and employee benefits expense totaled $2.4 million for the six months ended June 30, 2023, down $98,000, or 4.0%, compared to the same period in 2022 primarily due to a lower employee count and a reduction in bonus expense in the 2023 period. These cost savings were partially offset by stock compensation expense in 2023. Stock compensation expense related to awards granted in September 2022 and included in salaries and employee benefits expense totaled $163,000 for the six months ended June 30, 2023, compared to zero for the six months ended June 30, 2022.

Directors’ fees for the six months ended June 30, 2023 included $121,000 of stock compensation expense, compared to zero for the six months ended June 30, 2022. Total directors’ fees were $229,000 for the six months ended June 30, 2023, up $119,000 compared to the same period in 2022.

Professional fees totaled $246,000 for the six months ended June 30, 2023, down $69,000, or 21.9%, from the same period in 2022 primarily due to a decrease in consulting and legal expenses. Professional fees of $26,000 were incurred for assistance with the BEA Program grant application during the 2022 period.

Foreclosed assets expense totaled $65,000 for the six months ended June 30, 2023, up $68,000 from the same period in 2022. The Company recorded a write-down of $62,000 on real estate held as foreclosed assets during the three months ended June 30, 2023. The real estate had a carrying value of $320,000 at December 31, 2022.

Advertising and marketing expense totaled $52,000 for the six months ended June 30, 2023, down $99,000 from the comparable period in 2022. Advertising and marketing expense for the six months ended June 30, 2022 included rebranding-related expenses of $121,000.

Franchise and shares tax expense totaled $52,000 for the six months ended June 30, 2023, a decrease of $64,000, or 55.2%, compared to the same period in 2022. Management’s estimate of Louisiana shares tax due for 2023 is based on the actual shares tax paid for 2022. Shares tax due for 2022 was received during the fourth quarter of 2022 and the amount was less than our initial estimate recorded in the first three quarters of 2022.

Income Tax Expense.  The Company reported an income tax benefit of $8,000 and $62,000 for the six months ended June 30, 2023 and 2022, respectively. The decline in income tax benefit over the comparable six-month periods was primarily due to the increase in taxable earnings.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB. At June 30, 2023, we had outstanding advances from the FHLB with a carrying value of $9.3 million, and had the capacity to borrow an additional $47.9 million from the FHLB and an additional $17.8 million on a line of credit with our primary correspondent bank at such date. The Company also has a $20 million custodial letter of credit outstanding from the FHLB as of June 30, 2023, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $538,000 for the six months ended June 30, 2023. Net cash provided by investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets was $4.3 million for the six months ended June 30, 2023. Net cash provided by financing activities, consisting of the net change in deposits and purchases of common stock, was $1.5 million for the six months ended June 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position frequently and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that the majority of maturing time deposits will be retained. We also anticipate continued use of FHLB advances.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at June 30, 2023 and December 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2023
Common Equity Tier 1 Capital	$78,650	56.02%	$9,126	>6.5%
Tier 1 Risk-Based Capital	78,650	56.02	11,232	>8.0
Total Risk-Based Capital	80,412	57.27	14,040	>10.0
Tier 1 Leverage Capital	78,650	30.64	12,836	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

At June 30, 2023, we had $6.7 million of outstanding commitments to originate loans and $5.9 million of remaining funds to be disbursed on construction loans in process. Our total unused lines of credit, unused overdraft privilege amounts and letters of credit totaled $13.3 million at June 30, 2023. Certificates of deposit that are scheduled to mature in less than one year from June 30, 2023, totaled $41.9 million. Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize FHLB advances or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2023.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at June 30, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$6,651	$6,651	$-	$-	$-
Undisbursed portion of construction loans in process	5,871	608	5,263	-	-
Unused lines of credit	12,119	6,688	4,652	-	779
Unused overdraft privilege amounts	1,135	-	-	-	1,135
Letters of credit	2	2	-	-	-
Total commitments	$25,778	$13,949	$9,915	$-	$1,914

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. At June 30, 2023, the allowance for credit losses on unfunded commitments totaled $218,000.

The following table summarizes our contractual cash obligations at June 30, 2023.

		Payments Due By Period
(Dollars in thousands)	Total at June 30, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$50,007	$41,889	$7,116	$1,002	$-
FHLB advances	10,000	-	3,000	3,000	4,000
Total term debt	$60,007	$41,889	$10,116	$4,002	$4,000

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2023, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended June 30, 2023 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 30, 2023	33,612	$11.26	33,612	252,000
May 31, 2023	69,606	10.05	69,606	182,394
June 30, 2023	25,852	10.73	25,852	156,542
Total	129,070	$10.50	129,070

The January 2023 Repurchase Plan was announced on January 26, 2023, and authorized the Company to repurchase up to 265,000 shares, or approximately 5% of the Company’s common stock. The Company completed repurchases under the January 2023 Repurchase Plan in April 2023. On April 27, 2023, the Company announced the approval of its second repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. At June 30, 2023, 156,542 shares were available for repurchase under the April 2023 Repurchase Plan.

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

CATALYST BANCORP, INC.

Date: August 11, 2023	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 11, 2023	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)