Form 10-Q
period 2023-09-30
Catalyst Bancorp, Inc.
filed 2023-11-09
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,769,155 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 6, 2023.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Non-interest-bearing cash	$3,497	$5,092
Interest-bearing cash and due from banks	9,769	8,380
Total cash and cash equivalents	13,266	13,472
Investment securities:
Securities available-for-sale, at fair value	71,808	79,602
Securities held-to-maturity (fair values of $10,573 and $10,724, respectively)	13,464	13,475
Loans receivable, net of unearned income	135,672	133,607
Allowance for loan losses	(2,036)	(1,807)
Loans receivable, net	133,636	131,800
Accrued interest receivable	806	673
Foreclosed assets	37	320
Premises and equipment, net	6,160	6,303
Stock in correspondent banks, at cost	1,858	1,808
Bank-owned life insurance	13,917	13,617
Other assets	2,956	2,254
TOTAL ASSETS	$257,908	$263,324

LIABILITIES
Deposits
Non-interest-bearing	$33,222	$33,657
Interest-bearing	131,998	131,437
Total deposits	165,220	165,094
Advances from Federal Home Loan Bank	9,333	9,198
Other liabilities	1,147	558
TOTAL LIABILITIES	175,700	174,850

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,848,290 and 5,290,000 issued and outstanding at September 30, 2023 and December 31, 2022, respectively	48	53
Additional paid-in capital	45,855	51,062
Unallocated common stock held by benefit plans	(6,274)	(6,307)
Retained earnings	52,687	52,740
Accumulated other comprehensive income (loss)	(10,108)	(9,074)
TOTAL SHAREHOLDERS' EQUITY	82,208	88,474
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$257,908	$263,324

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
INTEREST INCOME
Loans receivable, including fees	$1,852	$1,466	$5,172	$4,584
Investment securities	403	381	1,243	1,062
Other	214	185	643	262
Total interest income	2,469	2,032	7,058	5,908
INTEREST EXPENSE
Deposits	428	93	1,012	272
Advances from Federal Home Loan Bank	69	69	205	205
Total interest expense	497	162	1,217	477
Net interest income	1,972	1,870	5,841	5,431
Provision for (reversal of) credit losses	-	(115)	-	(375)
Net interest income after provision for (reversal of) credit losses	1,972	1,985	5,841	5,806
NON-INTEREST INCOME
Service charges on deposit accounts	190	192	573	542
Gain (loss) on disposals and sales of fixed assets	-	-	-	(77)
Bank-owned life insurance	104	97	300	216
Federal community development grant	-	-	-	171
Other	12	7	44	20
Total non-interest income	306	296	917	872
NON-INTEREST EXPENSE
Salaries and employee benefits	1,141	1,168	3,522	3,647
Occupancy and equipment	198	203	609	640
Data processing and communication	228	216	675	666
Professional fees	100	157	346	472
Directors’ fees	116	75	345	185
ATM and debit card	68	76	187	184
Foreclosed assets, net	2	3	67	-
Advertising and marketing	25	36	77	187
Franchise and shares tax	19	15	71	131
Regulatory fees and assessments	33	35	99	104
Insurance	26	34	80	100
Printing, supplies and postage	28	37	102	117
Other	97	78	277	285
Total non-interest expense	2,081	2,133	6,457	6,718
Income (loss) before income tax expense (benefit)	197	148	301	(40)
Income tax expense (benefit)	27	13	19	(49)
NET INCOME	$170	$135	$282	$9

Earnings per share - basic	$0.03	$0.03	$0.06	$0.01
Earnings per share - diluted	0.03	0.03	0.06	0.01

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	2023	2022
Net income	$170	$135	$282	$9
Net change in unrealized gains (losses) on available-for-sale securities	(1,852)	(4,229)	(1,309)	(11,776)
Income tax effect	389	888	275	2,473
Total other comprehensive income (loss)	(1,463)	(3,341)	(1,034)	(9,303)
Total comprehensive income (loss)	$(1,293)	$(3,206)	$(752)	$(9,294)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JUNE 30, 2022	$53	$50,838	$(4,073)	$52,434	$(6,645)	$92,607
Net income	-	-	-	135	-	135
Other comprehensive income (loss)	-	-	-	-	(3,341)	(3,341)
ESOP shares released for allocation	-	17	53	-	-	70
Stock compensation expense	-	47	-	-	-	47
BALANCE, SEPTEMBER 30, 2022	$53	$50,902	$(4,020)	$52,569	$(9,986)	$89,518

BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,517	$(8,645)	$84,337
Net income	-	-	-	170	-	170
Other comprehensive income (loss)	-	-	-	-	(1,463)	(1,463)
ESOP shares released for allocation	-	10	53	-	-	63
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	102	-	-	-	102
Repurchase of common stock	(1)	(1,000)	-	-	-	(1,001)
BALANCE, SEPTEMBER 30, 2023	$48	$45,855	$(6,274)	$52,687	$(10,108)	$82,208

BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,560	$(683)	$98,553
Net income	-	-	-	9	-	9
Other comprehensive income (loss)	-	-	-	-	(9,303)	(9,303)
ESOP shares released for allocation	-	53	159	-	-	212
Stock compensation expense	-	47	-	-	-	47
BALANCE, SEPTEMBER 30, 2022	$53	$50,902	$(4,020)	$52,569	$(9,986)	$89,518

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,740	$(9,074)	$88,474
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	282	-	282
Other comprehensive income (loss)	-	-	-	-	(1,034)	(1,034)
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	27	159	-	-	186
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	386	-	-	-	386
Repurchase of common stock	(5)	(5,331)	-	-	-	(5,336)
BALANCE, SEPTEMBER 30, 2023	$48	$45,855	$(6,274)	$52,687	$(10,108)	$82,208

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$282	$9
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Investment securities amortization, net	236	370
Federal Home Loan Bank stock dividends	(49)	(6)
Amortization of prepayment penalties on debt restructuring	135	135
Provision for (reversal of) credit losses	-	(375)
Net loss (gain) on disposals and sales of premises and equipment	-	77
Increase in cash surrender value of bank-owned life insurance	(300)	(216)
Stock-based compensation	572	259
Depreciation of premises and equipment	301	343
Net write-downs and losses (gains) on the sale of foreclosed assets	62	(9)
Deferred income tax expense (benefit)	(74)	54
(Increase) decrease in other assets	(395)	(111)
Increase (decrease) in other liabilities	308	(154)
Net cash provided by (used in) operating activities	1,078	376
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	6,259	8,547
Purchases	-	(10,900)
Net decrease (increase) in loans	(2,019)	54
Proceeds from sale of foreclosed assets	259	39
Purchases of premises and equipment	(158)	(235)
Purchase of bank-owned life insurance	-	(10,000)
Net cash provided by (used in) investing activities	4,341	(12,495)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	126	7,432
Purchase of stock to fund the 2022 Recognition and Retention Plan	(415)	-
Repurchase of common stock	(5,336)	-
Net cash provided by (used in) financing activities	(5,625)	7,432
NET CHANGE IN CASH AND CASH EQUIVALENTS	(206)	(4,687)
CASH AND CASH EQUIVALENTS, beginning of period	13,472	40,884
CASH AND CASH EQUIVALENTS, end of period	$13,266	$36,197

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$37	$10

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$916	$345
Cash paid for income taxes	-	243

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

The ultimate loss rates computed for each loan pool (a product of our quantitative calculation and qualitative adjustments) are used to estimate the allowance for credit losses on unfunded lending commitments. The pooled loan loss rates are applied to the portion of the unfunded lending commitments that management expects to fund in the future. These unfunded commitments are segmented into pools consistent with our grouping of outstanding loans and include available portions of lines of credit, undisbursed portions of construction loans and commitments to originate new loans.

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

ASU No. 2022-02. In March 2022, the FASB issued ASU 2022-02, Financial Instruments - Credit Losses (ASC 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs. The amendments in ASU 2022-02 were effective at adoption of the amendments in ASU 2016-13. The implementation of ASU 2022-02 did not materially impact the Company’s financial statements or disclosures.

NOTE 3. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2023	2022	2023	2022
Numerator
Net income available to common shareholders	$170	$135	$282	$9

Denominator
Weighted average common shares outstanding	4,901	5,290	5,033	5,290
Weighted average unallocated common stock held by benefit plans	(588)	(405)	(597)	(410)
Weighted average shares - basic	4,313	4,885	4,436	4,880
Effect of dilutive stock-based awards:
Stock options	-	-	-	-
Restricted stock	11	-	6	-
Weighted average shares - assuming dilution	4,324	4,885	4,442	4,880

Basic earnings per common share	$0.03	$0.03	$0.06	$0.01
Diluted earnings per common share	0.03	0.03	0.06	0.01

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 280,620 and 290,379 for the three and nine months ended September 30, 2023, respectively, and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended September 30, 2023. For the nine months ended September 30, 2023, the weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 39,779 and were excluded from the calculation of diluted earnings per share.

During the three and nine months ended September 30, 2022, there were no convertible securities or other contracts to issue common stock outstanding that if converted or exercised would result in potential dilution of earnings per share.

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	September 30, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$67,604	$-	$(11,181)	$56,423
U.S. Government and agency obligations	10,985	-	(949)	10,036
Municipal obligations	6,014	-	(665)	5,349
Total available-for-sale	$84,603	$-	$(12,795)	$71,808
Securities held-to-maturity
U.S. Government and agency obligations	$13,004	$-	$(2,846)	$10,158
Municipal obligations	460	-	(45)	415
Total held-to-maturity	$13,464	$-	$(2,891)	$10,573

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	$15	$(9,892)	$64,167
U.S. Government and agency obligations	10,979	-	(1,062)	9,917
Municipal obligations	6,065	4	(551)	5,518
Total available-for-sale	$91,088	$19	$(11,505)	$79,602
Securities held-to-maturity
U.S. Government and agency obligations	$13,006	$-	$(2,718)	$10,288
Municipal obligations	469	-	(33)	436
Total held-to-maturity	$13,475	$-	$(2,751)	$10,724

There were no securities transferred between classifications during the nine months ended September 30, 2023 or 2022.

Accrued interest receivable on the Company’s investment securities totaled $243,000 and $257,000 at September 30, 2023 and December 31, 2022, respectively.

Investment securities with a carrying amount of approximately $43.6 million and $20.4 million, respectively, were pledged to secure public deposits as required or permitted by law at September 30, 2023 and December 31, 2022. At September 30, 2023, investment securities with a carrying value of $1.0 million were pledged to the Federal Reserve Bank as collateral for borrowings.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at September 30, 2023 and December 31, 2022:

	September 30, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$993	$-	$-
After one through five years	12,984	12,154	2,336	2,014
After five through ten years	16,883	14,951	7,124	5,561
After ten years	53,736	43,710	4,004	2,998
Total	$84,603	$71,808	$13,464	$10,573

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$962	$-	$-
After one through five years	11,496	10,634	2,343	2,031
After five through ten years	17,139	15,699	7,125	5,611
After ten years	61,453	52,307	4,007	3,082
Total	$91,088	$79,602	$13,475	$10,724

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at September 30, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$1,534	$(47)	$54,889	$(11,134)	$56,423	$(11,181)
U.S. Government and agency obligations	-	-	10,036	(949)	10,036	(949)
Municipal obligations	1,597	(45)	3,752	(620)	5,349	(665)
Total available-for-sale	$3,131	$(92)	$68,677	$(12,703)	$71,808	$(12,795)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,158	$(2,846)	$10,158	$(2,846)
Municipal obligations	-	-	415	(45)	415	(45)
Total held-to-maturity	$-	$-	$10,573	$(2,891)	$10,573	$(2,891)
Total	$3,131	$(92)	$79,250	$(15,594)	$82,381	$(15,686)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$9,759	$(546)	$53,402	$(9,346)	$63,161	$(9,892)
U.S. Government and agency obligations	-	-	9,917	(1,062)	9,917	(1,062)
Municipal obligations	602	(16)	3,885	(535)	4,487	(551)
Total available-for-sale	$10,361	$(562)	$67,204	$(10,943)	$77,565	$(11,505)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,288	$(2,718)	$10,288	$(2,718)
Municipal obligations	120	(6)	316	(27)	436	(33)
Total held-to-maturity	$120	$(6)	$10,604	$(2,745)	$10,724	$(2,751)
Total	$10,481	$(568)	$77,808	$(13,688)	$88,289	$(14,256)

At September 30, 2023 and December 31, 2022, the Company held 98 and 96 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company has not established an allowance for credit losses for its available-for-sale or held-to-maturity securities at September 30, 2023.

Under ASC 326, management evaluates available-for-sale securities in unrealized loss positions to determine if the decline in the fair value of each security below its amortized cost basis is due to credit-related factors or noncredit-related factors. Consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value. At September 30, 2023, management does not have the intent to sell any of the Company’s securities in an unrealized loss position and believes that it is more likely than not that the Company will not have to sell any such securities before recovery of cost.

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment and, as of December 31, 2022, no declines in fair value were deemed to be other-than temporary. See Note 2 for more information on the adoption of ASC 326.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Real estate loans
One- to four-family residential	$83,973	$87,508
Commercial real estate	19,113	19,437
Construction and land	6,622	6,172
Multi-family residential	3,424	3,200
Total real estate loans	113,132	116,317
Other loans
Commercial and industrial	19,634	13,843
Consumer	2,906	3,447
Total other loans	22,540	17,290
Total loans	135,672	133,607
Less: Allowance for loan losses	(2,036)	(1,807)
Net loans	$133,636	$131,800

At September 30, 2023 and December 31, 2022, real estate loans totaling $77.9 million and $64.1 million, respectively, were pledged as collateral to the Federal Home Loan Bank for borrowings under a blanket lien agreement. Refer to Note 7 for more information on borrowed funds.

Accrued interest receivable on the Company’s loans totaled $562,000 and $411,000 at September 30, 2023 and December 31, 2022, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for loan losses for the nine months ended September 30, 2023 and 2022.

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(299)	$-	$98	$1,181
Commercial real estate	248	(53)	(5)	-	-	190
Construction and land	74	40	48	-	-	162
Multi-family residential	40	5	(2)	-	-	43
Commercial and industrial	175	51	73	-	1	300
Consumer	46	8	2	(26)	11	41
Unallocated	-	-	119	-	-	119
Total for loans	$1,807	$209	$(64)	$(26)	$110	$2,036
Unfunded lending commitments(2)	-	216	64	-	-	280
Total	$1,807	$425	$-	$(26)	$110	$2,316
(1)	Refer to Note 2 for more information on the adoption of ASC 326.
(2)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Nine Months Ended September 30, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(232)	$(154)	$70	$1,257
Commercial real estate	370	(101)	-	-	269
Construction and land	55	(10)	-	-	45
Multi-family residential	73	(33)	-	-	40
Commercial and industrial	137	4	(21)	19	139
Consumer	68	(3)	(16)	5	54
Total	$2,276	$(375)	$(191)	$94	$1,804

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at September 30, 2023 and December 31, 2022.

	September 30, 2023			December 31, 2022
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$127	$1,054	$1,181	$216	$1,008	$1,224
Commercial real estate	-	190	190	-	248	248
Construction and land	49	113	162	-	74	74
Multi-family residential	-	43	43	-	40	40
Commercial and industrial	-	300	300	-	175	175
Consumer	-	41	41	-	46	46
Unallocated	-	119	119	-	-	-
Total	$176	$1,860	$2,036	$216	$1,591	$1,807
Loans
One- to four-family residential	$957	$83,016	$83,973	$2,712	$84,796	$87,508
Commercial real estate	50	19,063	19,113	51	19,386	19,437
Construction and land	135	6,487	6,622	33	6,139	6,172
Multi-family residential	-	3,424	3,424	-	3,200	3,200
Commercial and industrial	-	19,634	19,634	-	13,843	13,843
Consumer	-	2,906	2,906	-	3,447	3,447
Total	$1,142	$134,530	$135,672	$2,796	$130,811	$133,607

At September 30, 2023 all loans individually evaluated for credit losses, totaling $1.1 million, were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of residential real estate loans secured by one- to four-family residential properties located in our market.

A summary of current, past due and nonaccrual loans as of September 30, 2023 and December 31, 2022 follows:

	As of September 30, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,473	$127	$1,038	$2,638	$80,505	$830	$83,973
Commercial real estate	110	-	50	160	18,953	-	19,113
Construction and land	-	-	-	-	6,579	43	6,622
Multi-family residential	-	-	-	-	3,424	-	3,424
Commercial and industrial	113	-	-	113	19,521	-	19,634
Consumer	14	-	-	14	2,892	-	2,906
Total	$1,710	$127	$1,088	$2,925	$131,874	$873	$135,672

	As of December 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,077	$191	$716	$2,984	$83,848	$676	$87,508
Commercial real estate	166	-	51	217	19,220	-	19,437
Construction and land	156	-	18	174	5,965	33	6,172
Multi-family residential	-	-	-	-	3,200	-	3,200
Commercial and industrial	-	-	-	-	13,843	-	13,843
Consumer	6	-	-	6	3,441	-	3,447
Total	$2,405	$191	$785	$3,381	$129,517	$709	$133,607

A summary of total nonaccrual loans as of September 30, 2023 and December 31, 2022 follows:

				December 31,
	September 30, 2023			2022
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	Total
Nonaccrual loans
One- to four-family residential	$1,673	$195	$1,868	$1,392
Commercial real estate	-	50	50	51
Construction and land	43	-	43	51
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,716	$245	$1,961	$1,494

The Company was not committed to lend any additional funds on nonaccrual loans at September 30, 2023 or December 31, 2022. The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans.

At September 30, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $476,000 and $50,000, respectively. At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively.

During the nine months ended September 30, 2023 and the year ended December 31, 2022, the Company did not grant any loan modifications to borrowers experiencing financial difficulty.

Information on impaired loans as of December 31, 2022 follows:

	December 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,843	$869	$3,149	$216
Commercial real estate	51	-	52	-
Construction and land	33	-	42	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,927	$869	$3,243	$216

The table below presents the average balances and interest income for impaired loans for the three and nine months ended September 30, 2022.

	Three Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,655	$16	$2,718	$49
Commercial real estate	50	-	51	-
Construction and land	34	-	35	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	12	-	13	-
Total	$2,751	$16	$2,817	$49

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2023. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$1,695	$11,175	$3,308	$2,994	$3,230	$55,100	$1,603	$2,031	$81,136
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	24	-	12	126	13	2,662	-	-	2,837
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,719	$11,175	$3,320	$3,120	$3,243	$57,762	$1,603	$2,031	$83,973
Commercial real estate
Pass	$1,790	$2,067	$2,049	$4,396	$3,470	$4,445	$33	$355	$18,605
Special Mention	-	110	106	-	-	-	-	-	216
Substandard	-	-	-	-	-	292	-	-	292
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,790	$2,177	$2,155	$4,396	$3,470	$4,737	$33	$355	$19,113
Construction and land
Pass	$57	$188	$57	$70	$46	$498	$5,528	$-	$6,444
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	135	-	14	-	29	-	-	178
Doubtful	-	-	-	-	-	-	-	-	-
Total	$57	$323	$57	$84	$46	$527	$5,528	$-	$6,622
Multi-family residential
Pass	$382	$-	$470	$-	$282	$2,290	$-	$-	$3,424
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$382	$-	$470	$-	$282	$2,290	$-	$-	$3,424
Commercial and industrial
Pass	$5,989	$2,490	$853	$326	$303	$70	$9,603	$-	$19,634
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,989	$2,490	$853	$326	$303	$70	$9,603	$-	$19,634
Consumer
Pass	$914	$559	$700	$311	$199	$223	$-	$-	$2,906
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$914	$559	$700	$311	$199	$223	$-	$-	$2,906
Total
Pass	$10,827	$16,479	$7,437	$8,097	$7,530	$62,626	$16,767	$2,386	$132,149
Special Mention	-	110	106	-	-	-	-	-	216
Substandard	24	135	12	140	13	2,983	-	-	3,307
Doubtful	-	-	-	-	-	-	-	-	-
Total	$10,851	$16,724	$7,555	$8,237	$7,543	$65,609	$16,767	$2,386	$135,672

The following table presents gross charge-offs and recoveries for the nine months ended September 30, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$-	$-
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-	-
Consumer	4	5	9	1	2	5	26
Total	$4	$5	$9	$1	$2	$5	$26
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$98	$98
Commercial real estate	-	-	-	-	-	-	-
Construction and land	-	-	-	-	-	-	-
Multi-family residential	-	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	1	1
Consumer	-	-	2	1	-	8	11
Total	$-	$-	$2	$1	$-	$107	$110

The following table presents the Company’s loan portfolio by credit quality classification as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,219	$171	$3,118	$-	$87,508
Commercial real estate	19,334	-	103	-	19,437
Construction and land	5,822	291	59	-	6,172
Multi-family residential	3,200	-	-	-	3,200
Commercial and industrial	13,843	-	-	-	13,843
Consumer	3,447	-	-	-	3,447
Total	$129,865	$462	$3,280	$-	$133,607

NOTE 6. DEPOSITS

Deposits at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$33,222	20.1%	$33,657	20.4%
Interest-bearing demand deposits	38,881	23.5	36,991	22.4
Money market	15,473	9.4	15,734	9.5
Savings	27,237	16.5	26,209	15.9
Certificates of deposit	50,407	30.5	52,503	31.8
Total deposits	$165,220	100.0%	$165,094	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $45.2 million and $43.4 million, respectively, at September 30, 2023 and December 31, 2022.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 or more totaled $7.7 million and $8.9 million at September 30, 2023 and December 31, 2022, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At September 30, 2023 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2023	$10,527
2024	34,662
2025	3,616
2026	1,002
2027	451
2028	149
Total	$50,407

NOTE 7. BORROWED FUNDS

Borrowed funds at September 30, 2023 and December 31, 2022 are summarized as follows:

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank	0.65%	$3,000	0.65%	$3,000
	0.96	3,000	0.96	3,000
	1.12	4,000	1.12	4,000
		10,000		10,000
Debt modification discount		(667)		(802)
		$9,333		$9,198

Interest payments on outstanding borrowings are due monthly, and maturities are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2024	$-
2025	3,000
2026	-
2027	3,000
2028	4,000
Total	$10,000

At September 30, 2023 and December 31, 2022, the Company had $48.0 million and $34.2 million, respectively, in available borrowing capacity with the Federal Home Loan Bank (“FHLB”). Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. At September 30, 2023 and December 31, 2022, loans totaling $77.9 million and $64.1 million, respectively, were pledged to the FHLB under the blanket lien.

Other available funding sources include an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million and borrowings from the Federal Reserve Bank’s discount window and Bank Term Funding Program. At September 30, 2023 and December 31, 2022, these credit facilities were unused.

At September 30, 2023, investment securities with a carrying value of $1.0 million were pledged to the Federal Reserve Bank as collateral for borrowings and investment securities with a total carrying value of $30.3 million were available for pledging to the Federal Reserve Bank.  In aggregate, the par value of securities pledged and available for pledging to the Federal Reserve Bank totaled $35.7 million at September 30, 2023.

NOTE 8. CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of September 30, 2023 and December 31, 2022, the Bank met all of the capital adequacy requirements to which it is subject.

At September 30, 2023 and December 31, 2022, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Common Equity Tier 1 Capital	$78,925	54.97%	$9,332	>6.5%
Tier 1 Risk-Based Capital	78,925	54.97	11,486	>8.0
Total Risk-Based Capital	80,726	56.23	14,357	>10.0
Tier 1 Leverage Capital	78,925	31.08	12,697	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

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

During the three months ended September 30, 2023, the Company repurchased 81,252 shares of its common stock at an average cost per share of $12.33. During the nine months ended September 30, 2023, the Company repurchased 441,710 shares of its common stock at an average cost per share of $12.08. At September 30, 2023, 75,290 shares were available for repurchase under the April 2023 Repurchase Plan.

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Available-for-sale securities	$71,808	$-	$71,808	$-

December 31, 2022
Available-for-sale securities	$79,602	$-	$79,602	$-

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2023 and December 31, 2022 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2023
Loans individually evaluated for credit losses	$457	$-	$-	$457
Foreclosed assets	37	-	-	37
Total	$494	$-	$-	$494
December 31, 2022
Loans individually evaluated for credit losses	$898	$-	$-	$898
Foreclosed assets	320	-	-	320
Total	$1,218	$-	$-	$1,218

At September 30, 2023 and December 31, 2022, individually evaluated loans with a recorded investment of $633,000 and $1.1 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the three and nine months ended September 30, 2023, the Company incurred a total loss on the sale of foreclosed assets of $62,000. During the three and nine months ended September 30, 2022, no impairment losses on foreclosed assets were recognized.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,266	$13,266	$13,266	$-	$-
Investment securities:
Available-for-sale	71,808	71,808	-	71,808	-
Held-to-maturity	13,464	10,573	-	10,573	-
Loans receivable, net	133,636	122,993	-	-	122,993
Bank-owned life insurance	13,917	13,917	-	13,917	-
Financial Liabilities:
Deposits	165,220	164,081	-	164,081	-
Borrowed funds	9,333	8,489	-	8,489	-

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,472	$13,472	$13,472	$-	$-
Investment securities:
Available-for-sale	79,602	79,602	-	79,602	-
Held-to-maturity	13,475	10,724	-	10,724	-
Loans receivable, net	131,800	121,208	-	-	121,208
Bank-owned life insurance	13,617	13,617	-	13,617	-
Financial Liabilities:
Deposits	165,094	163,797	-	163,797	-
Borrowed funds	9,198	8,484	-	8,484	-

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

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement. At September 30, 2023, the allowance for credit losses for unfunded lending commitments totaled $280,000. Total unfunded lending commitments amounted to $33.5 million and $22.8 million at September 30, 2023 and December 31, 2022, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2022.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to COVID-19, or other infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for loan losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;

●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U. S. Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.

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

At September 30, 2023, total assets were $257.9 million, including total loans of $135.7 million and total investment securities of $85.3 million, total deposits were $165.2 million and total shareholders’ equity was $82.2 million. The Company reported net income of $170,000 for the three months ended September 30, 2023, and $282,000 for the nine months ended September 30, 2023. For the same three and nine-month periods in 2022, the Company reported net income of $135,000 and $9,000, respectively. On June 23, 2022, the Bank rebranded and officially changed its name to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $28,000 and $270,000 for the three and nine months ended September 30, 2022, respectively. The Company also received and recognized into income a $171,000 Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund during the three months ended June 30, 2022. The Company will receive and recognize as income a $437,000 BEA Program grant during the fourth quarter of 2023. Consulting fees associated with obtaining the grant total $66,000 and will be expensed in the same period.

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

The allowance for credit losses includes the allowance for loan losses and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for loan losses totaled $2.0 million, or 1.50% of total loans, at September 30, 2023 and $1.8 million, or 1.35% of total loans, at December 31, 2022.  The increase in the allowance for loan losses from December 31, 2022 largely reflects the addition of forecasted credit losses due to the adoption ASC 326.

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

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy. At September 30, 2023 and December 31, 2022, net unrealized losses on available-for-sale securities totaled $12.8 million and $11.5 million, respectively. Unrealized losses on our available-for-sale securities relate principally to the increases in market rates of similar types of securities. The Company has not realized or recognized any losses in the statement of income for any investment securities held at September 30, 2023 or December 31, 2022.

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

For reporting periods prior to January 1, 2023, management evaluated securities for other-than-temporary impairment. If declines in the estimated fair value of individual investment securities below their cost were considered other-than-temporary, impairment losses were recognized in the statement of income with an offset to the carrying value of the investment security. Factors affecting the determination of whether an other-than-temporary impairment had occurred include, among other things, the length of time and the extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, that the Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

Comparison of Financial Condition at September 30, 2023 and December 31, 2022

Total Assets.  Total assets decreased $5.4 million, or 2.1%, to $257.9 million at September 30, 2023 from $263.3 million at December 31, 2022. The decrease was primarily due to the amortization of our investment securities portfolio. The Company has not purchased investment securities since the fourth quarter of 2022.

Loans.  Total loans increased by $2.1 million, or 1.5%, to $135.7 million at September 30, 2023, compared to $133.6 million at December 31, 2022. During the nine months ended September 30, 2023, loan growth was largely driven by commercial and industrial loans, partially offset by net pay-downs in one- to four-family residential real estate loans.

The majority of the Company’s loan portfolio consists of real estate loans secured by properties in our local market area, the Acadiana region of south Louisiana. Approximately 64% of our real estate loans have adjustable rates and, of our total real estate loans, approximately $54.7 million, or 48%, are scheduled to re-price or mature during the next 12 months.

Our non-real estate loans primarily consist of commercial and industrial loans. This segment of the portfolio largely consists of loans to local businesses involved in industrial manufacturing and equipment, communications, and professional services. Approximately 34% of our commercial and industrial loans have adjustable rates and, of total commercial and industrial loans, approximately $9.1 million, or 47%, are scheduled to re-price or mature during the next 12 months.

The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$83,973	61.9%	$87,508	65.5%	$(3,535)	(4.0)%
Commercial real estate	19,113	14.1	19,437	14.5	(324)	(1.7)
Construction and land	6,622	4.9	6,172	4.6	450	7.3
Multi-family residential	3,424	2.5	3,200	2.4	224	7.0
Total real estate loans	113,132	83.4	116,317	87.0	(3,185)	(2.7)
Other loans
Commercial and industrial	19,634	14.5	13,843	10.4	5,791	41.8
Consumer	2,906	2.1	3,447	2.6	(541)	(15.7)
Total other loans	22,540	16.6	17,290	13.0	5,250	30.4
Total loans	$135,672	100.0%	$133,607	100.0%	$2,065	1.5

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

At January 1, 2023, the allowance for loan losses totaled $2.0 million, or 1.51% of total loans, compared to $1.8 million, or 1.35% of total loans, at December 31, 2022. At September 30, 2023, the allowance for loan losses totaled $2.0 million, or 1.50% of total loans, and the allowance for credit losses on unfunded commitments totaled $280,000, up $64,000 from the date of adoption of ASC 326. The total provision for credit losses on loans and unfunded commitments was zero for the first nine months of 2023.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
(Dollars in thousands)	2023	2022	2022
Allowance for loan losses:
Balance, beginning of period	$1,807	$2,276	$2,276
Impact of adoption of ASC 326	209	-	-
Provision for (reversal of) loan losses	(64)	(375)	(375)
Net loan recoveries (charge-offs):
One- to four-family residential	98	(84)	(69)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	1	(2)	1
Consumer	(15)	(11)	(26)
Total net recoveries (charge-offs)	84	(97)	(94)
Balance, end of period	$2,036	$1,804	$1,807

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$-	$-	$-
Impact of adoption of ASC 326	216	-	-
Provision for (reversal of) credit losses on unfunded lending commitments	64	-	-
Balance, end of period	$280	$-	$-

Total allowance for credit losses, end of period	$2,316	$1,804	$1,807
Total provision for (reversal of) credit losses	-	(375)	(375)

Total loans at end of period	$135,672	$131,942	$133,607
Total non-accrual loans at end of period	1,961	1,221	1,494
Total non-performing loans at end of period	2,088	1,600	1,685
Total average loans	134,013	132,301	132,503

Allowance for loan losses as a percent of:
Total loans	1.50%	1.37%	1.35%
Non-accrual loans	103.82	147.75	120.95
Non-performing loans	97.51	112.75	107.24

Net annualized recoveries (charge-offs) as a percent of average loans by portfolio:
One- to four-family residential	0.15%	(0.13)%	(0.08)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	0.01	(0.03)	0.01
Consumer	(0.63)	(0.36)	(0.66)
Total loans	0.08	(0.10)	(0.07)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and real estate owned at the dates indicated. The increase in non-performing loans over the periods presented below was largely attributable to an increase in past due one- to four-family residential mortgage loans.

	September 30,	December 31,
(Dollars in thousands)	2023	2022
Non-accruing loans
One- to four-family residential	$1,868	$1,392
Commercial real estate	50	51
Construction and land	43	51
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,961	1,494
Accruing loans 90 days or more past due
One- to four-family residential	127	191
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	127	191
Total non-performing loans	2,088	1,685
Foreclosed assets	37	320
Total non-performing assets	$2,125	$2,005

Total loans	$135,672	$133,607
Total assets	257,908	263,324

Total non-accruing loans as a percentage of total loans	1.45%	1.12%
Total non-performing loans as a percentage of total loans	1.54	1.26
Total non-performing loans as a percentage of total assets	0.81	0.64
Total non-performing assets as a percentage of total assets	0.82	0.76

Investment Securities.  Total investment securities, available-for-sale and held-to-maturity, amounted to $85.3 million at September 30, 2023, down $7.8 million, or 8.4%, compared to $93.1 million in investment securities at December 31, 2022. Net unrealized losses on securities available-for-sale totaled $12.8 million at September 30, 2023, compared to $11.5 million at December 31, 2022. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. At September 30, 2023, 86.3% of total investment securities, based on amortized cost, or $84.6 million, were classified as available-for-sale. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During the nine months ended September 30, 2023, investment security maturities, calls and principal repayments totaled $6.3 million. The Company has not purchased investment securities since the fourth quarter of 2022. We have also not sold or reclassified securities since the Federal Reserve Board began raising interest rates in March 2022.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2023.

	Contractual Maturity as of September 30, 2023
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$3,513	$12,005	$52,086	$67,604
U.S. Government and agency obligations	1,000	9,985	9,000	4,004	23,989
Municipal obligations	-	1,822	3,002	1,650	6,474
Total	$1,000	$15,320	$24,007	$57,740	$98,067

Weighted average yield
Mortgage-backed securities	-%	2.92%	1.85%	1.62%	1.73%
U.S. Government and agency obligations	0.50	1.08	1.26	2.37	1.34
Municipal obligations	-	1.11	2.56	1.41	1.86
Total weighted average yield	0.50	1.50	1.72	1.67	1.64

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

Investment securities with a fair value of approximately $41.7 million and $18.7 million, respectively, were pledged to secure public fund deposits in excess of the FDIC’s insurance limit at September 30, 2023 and December 31, 2022.

Deposits.  Total deposits were $165.2 million at September 30, 2023, up $126,000, or 0.1%, compared to December 31, 2022. The following table presents total deposits by account type for the dates indicated.

	September 30, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$33,222	20.1%	$33,657	20.4%	$(435)	(1.3)%
Interest-bearing demand deposits	38,881	23.5	36,991	22.4	1,890	5.1
Money market	15,473	9.4	15,734	9.5	(261)	(1.7)
Savings	27,237	16.5	26,209	15.9	1,028	3.9
Certificates of deposit	50,407	30.5	52,503	31.8	(2,096)	(4.0)
Total deposits	$165,220	100.0%	$165,094	100.0%	$126	0.1

The increase in interest-bearing demand deposits and decline in certificates of deposit were mainly due to changes in the balance of our public fund deposits. Overall, our public fund deposits consist primarily of non-interest bearing and interest-bearing demand deposits from municipalities within our market. Our public fund deposits totaled $26.4 million, or 16.0% of total deposits, at September 30, 2023, compared to $21.0 million, or 12.7% of total deposits, at December 31, 2022. The increase in savings deposits was primarily driven by commercial deposits.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $45.2 million at September 30, 2023 and $43.4 million at December 31, 2022. Total uninsured non-public fund deposits were approximately $23.9 million and $26.9 million at September 30, 2023 and December 31, 2022, respectively. The full amount of our public fund deposits in excess of the FDIC’s insurance limit are secured by pledging investment securities.

Borrowings. Our borrowings, which consist of FHLB advances, amounted to $9.3 million and $9.2 million at September 30, 2023 and December 31, 2022, respectively. The change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $667,000 and $802,000 at September 30, 2023 and December 31, 2022, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $82.2 million, or 31.9% of total assets, at September 30, 2023, down $6.3 million, or 7.1%, from $88.5 million, or 33.6% of total assets, at December 31, 2022. During the first nine months of 2023, shareholders’ equity decreased by $5.3 million due to the Company’s repurchases of its common stock.

In January 2023, the Company’s Board of Directors approved the Company’s first share repurchase plan (the “January 2023 Repurchase Plan”), which allowed the Company to purchase 265,000 shares, or approximately 5% of the Company’s outstanding common stock. The January 2023 Repurchase Plan was completed in April 2023. In April 2023, the Company announced its second share repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2023, the Company repurchased 441,710 shares of its common stock at an average cost per share of $12.08. At September 30, 2023, 75,290 shares were available for repurchase under the April 2023 Repurchase Plan.

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

	Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$134,851	$1,852	5.45%	$131,827	$1,466	4.41%
Investment securities(TE)(2)	99,373	403	1.64	104,403	381	1.48
Other interest-earning assets	16,915	214	5.02	34,547	185	2.12
Total interest-earning assets(TE)	251,139	2,469	3.91	270,777	2,032	2.99
Non-interest-earning assets	13,918			17,467
Total assets	$265,057			$288,244
Interest-bearing liabilities:
NOW, money market and savings accounts	83,051	154	0.73	91,738	29	0.13
Certificates of deposit	50,526	274	2.15	59,833	64	0.43
Total interest-bearing deposits	133,577	428	1.27	151,571	93	0.24
FHLB advances	9,306	69	2.93	9,126	69	2.99
Total interest-bearing liabilities	142,883	497	1.38	160,697	162	0.40
Non-interest-bearing liabilities	38,153			34,591
Total liabilities	181,036			195,288
Shareholders' equity	84,021			92,956
Total liabilities and shareholders' equity	$265,057			$288,244
Net interest-earning assets	$108,256			$110,080
Net interest income; average interest rate spread(TE)		$1,972	2.53%		$1,870	2.59%
Net interest margin(TE)(3)			3.13			2.75
Average interest-earning assets to average interest-bearing liabilities			175.77			168.50
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$134,013	$5,172	5.16%	$132,301	$4,584	4.63%
Investment securities(TE)(2)	101,564	1,243	1.65	104,061	1,062	1.37
Other interest-earning assets	18,369	643	4.68	34,735	262	1.01
Total interest-earning assets(TE)	253,946	7,058	3.72	271,097	5,908	2.92
Non-interest-earning assets	14,393			16,150
Total assets	$268,339			$287,247
Interest-bearing liabilities:
NOW, money market and savings accounts	85,966	376	0.59%	86,459	77	0.12%
Certificates of deposit	51,076	636	1.66	63,547	195	0.41
Total interest-bearing deposits	137,042	1,012	0.99	150,006	272	0.24
FHLB advances	9,262	205	2.95	9,080	205	3.00
Total interest-bearing liabilities	146,304	1,217	1.11	159,086	477	0.40
Non-interest-bearing liabilities	36,450			33,565
Total liabilities	182,754			192,651
Shareholders' equity	85,585			94,596
Total liabilities and shareholders' equity	$268,339			$287,247
Net interest-earning assets	$107,642			$112,011
Net interest income; average interest rate spread(TE)		$5,841	2.61%		$5,431	2.52%
Net interest margin(TE)(3)			3.08			2.68
Average interest-earning assets to average interest-bearing liabilities			173.57			170.41
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Nine Months Ended
	September 30, 2023 vs 2022			September 30, 2023 vs 2022
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$351	$35	$386	$528	$60	$588
Investment securities	41	(19)	22	207	(26)	181
Other interest-earning assets	161	(132)	29	557	(176)	381
Total interest income	553	(116)	437	1,292	(142)	1,150
Interest expense:
NOW, money market and savings accounts	128	(3)	125	299	-	299
Certificates of deposit	221	(11)	210	486	(45)	441
Total deposits	349	(14)	335	785	(45)	740
FHLB advances and other borrowings	(1)	1	-	(4)	4	-
Total interest expense	348	(13)	335	781	(41)	740
Increase (decrease) in net interest income	$205	$(103)	$102	$511	$(101)	$410

Comparison of Results of Operations for the Three Months Ended September 30, 2023 and 2022.

General. For the three months ended September 30, 2023 and 2022, the Company reported net income of $170,000 and $135,000, respectively. Net interest income was up $102,000, or 5.5%, for the three months ended September 30, 2023, compared to the same period in 2022. The provision for credit losses totaled zero for the three months ended September 30, 2023, compared to a reversal of loan losses of $115,000 for the same period in 2022. Total non-interest expense for the three months ended September 30, 2023 was down $52,000, or 2.4%, from the same period in 2022.

Interest Income. Total interest income increased $437,000, or 21.5%, to $2.5 million for the three months ended September 30, 2023, compared to the three months ended September 30, 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $386,000, $22,000, and $29,000, respectively.

The average loan yield was 5.45% for the three months ended September 30, 2023, up from 4.41% for the three months ended September 30, 2022. Average loans were $134.9 million for the three months ended September 30, 2023, up $3.0 million, or 2.3%, compared to the same period in 2022. At September 30, 2023, approximately 59% of our total loans have adjustable rates and approximately 48% of total loans are scheduled to re-price or mature during the next 12 months.

The increase in interest income on investment securities was due to an increase in the average rate earned on our securities portfolio. The average rate earned on our investment securities portfolio was 1.64% for the three months ended September 30, 2023, up 16 basis points compared to 1.48% for the same period in 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher average short-term interest rates during the 2023 period compared to 2022.

Interest Expense. Total interest expense increased $335,000, or 206.8%, to $497,000 for the three months ended September 30, 2023, compared to $162,000 for the three months ended September 30, 2022. Interest expense on deposits was $428,000 during the three months ended September 30, 2023, up $335,000, or 360.2%, from $93,000 for the three months ended September 30, 2022. The average rate paid on interest-bearing deposits was 1.27% for the three months ended September 30, 2023, up 103 basis points from 0.24% for the three months September 30, 2022.

Net Interest Income. Net interest income was $2.0 million for the three months ended September 30, 2023, up $102,000, or 5.5%, from the three months ended September 30, 2022. Our interest rate spread was 2.53% and 2.59% for the three months ended September 30, 2023 and 2022, respectively. Our net interest margin was 3.13% and 2.75% for the three months ended September 30, 2023 and 2022, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022 and 2023. Rising market rates have also led to an increase in the average cost of our deposits, though the increase in the average rate paid on our deposit accounts did not completely offset the increase in income on interest-earning assets over the comparable three-month periods.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the three months ended September 30, 2023, compared to a reversal of $115,000 for the same period in 2022. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality. While our initial assessment of the impact of the COVID-19 improved during 2022, uncertainty remains due to risks related to declining government stimulus availability, rising market interest rates, property insurance costs in Louisiana, and inflation.

Non-interest Income.  Non-interest income totaled $306,000 for the three months ended September 30, 2023, up $10,000, or 3.4%, compared to $296,000 for the three months ended September 30, 2022, primarily due an increase in income on bank-owned life insurance and other non-interest income.

Non-interest Expense.  Non-interest expense totaled $2.1 million for the three months ended September 30, 2023, down $52,000, or 2.4%, compared to the three months ended September 30, 2022.

Salaries and employee benefits expense totaled $1.1 million for the three months ended September 30, 2023, down $27,000, or 2.3%, compared to the same period in 2022 primarily due to a lower employee count in the 2023 period.

Data processing and communication expense totaled $228,000 for the three months ended September 30, 2023, up $12,000, or 5.6%, compared to the same period in 2022 primarily due to an increase in the cost of lending software as a result of increased loan volume in 2023.

Professional fees totaled $100,000 for the three months ended September 30, 2023, down $57,000, or 36.3%, from the same period in 2022 primarily due to a decrease in legal and consulting expense. During the three months ended September 30, 2022, the Company incurred additional professional fees for assistance with the initial grants under our 2022 Stock Option Plan and 2022 Recognition and Retention Plan.

Directors’ fees totaled $116,000 for the three months ended September 30, 2023, up $41,000 from the same period in 2022 due to stock compensation expense related to awards granted in September 2022 under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan.

Income Tax Expense.  The Company reported an income tax expense of $27,000 and $13,000 for the three months ended September 30, 2023 and 2022, respectively. The increase in income tax expense over the comparable prior period was largely due to an increase in taxable income in 2023.

Comparison of Results of Operations for the Nine Months Ended September 30, 2023 and 2022.

General. For the nine months ended September 30, 2023, the Company reported net income of $282,000, compared to $9,000 for the nine months ended September 30, 2022. Net interest income was up $410,000, or 7.5%, for the nine months ended September 30, 2023, compared to the same period in 2022. The provision for credit losses totaled zero for the nine months ended September 30, 2023, compared to a reversal of loan losses of $375,000 for the nine months ended September 30, 2022. During the nine months ended September 30, 2022, the Company recognized a $171,000 BEA Program grant as non-interest income and officially changed the name of the Bank to Catalyst Bank. Pre-tax costs associated with the rebranding of the Bank totaled $270,000 for the nine months ended September 30, 2022. Total non-interest expense for the nine months ended September 30, 2023 was down $261,000, or 3.9%, compared to the same period in 2022.

Interest Income. Total interest income increased $1.1 million, or 19.5%, to $7.1 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $588,000, $181,000, and $381,000, respectively.

The average loan yield was 5.16% for the nine months ended September 30, 2023, up from 4.63% for the nine months ended September 30, 2022. Average loans were $134.0 million for the nine months ended September 30, 2023, up $1.7 million, or 1.3%, compared to the same period in 2022. Interest income on loans for the nine months ended September 30, 2022 included $186,000 of recognized deferred PPP loan fees.

The increase in interest income on investment securities was due to an increase in the average rate earned on our securities portfolio. The average rate earned on our investment securities portfolio was 1.65% for the nine months ended September 30, 2023, up 28 basis points compared to 1.37% for the same period in 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher average short-term interest rates during the 2023 period compared to 2022.

Interest Expense. Total interest expense increased $740,000, or 155.1%, to $1.2 million for the nine months ended September 30, 2023, compared to $477,000 for the nine months ended September 30, 2022. Interest expense on deposits was $1.0 million during the nine months ended September 30, 2023, up $740,000, or 272.1%, from $272,000 for the nine months ended September 30, 2022. The average rate paid on interest-bearing deposits was 0.99% for the nine months ended September 30, 2023, up 75 basis points from 0.24% for the nine months September 30, 2022.

Net Interest Income. Net interest income was $5.8 million for the nine months ended September 30, 2023, up $410,000, or 7.5%, from the nine months ended September 30, 2022. Our interest rate spread was 2.61% and 2.52% for the nine months ended September 30, 2023 and 2022, respectively. Our net interest margin was 3.08% and 2.68% for the nine months ended September 30, 2023 and 2022, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022 and 2023. Rising market rates have also led to an increase in the average cost of our deposits, though the increase in the average rate paid on our deposit accounts did not completely offset the increase in interest income over the comparable periods.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the nine months ended September 30, 2023, compared to a reversal of $375,000 for the same period in 2022. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.

Non-interest Income.  Non-interest income totaled $917,000 for the nine months ended September 30, 2023, up $45,000, or 5.2%, compared to $872,000 for the nine months ended September 30, 2022. Income from bank-owned life insurance (“BOLI”) increased by $84,000, or 38.9%, to $300,000 for the nine months ended September 30, 2023, compared to the same period in 2022, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

Non-interest income for the nine months ended September 30, 2022 included income of $171,000 from a BEA Program grant and losses on the disposal of fixed assets of $77,000. Of the losses on disposed assets, $55,000 was attributable to branch signage that was replaced due to our rebranding.

The BEA Program grants awards to depository institutions that have successfully increased their investments in economically distressed communities through certain qualified activities, including investments in CDFIs and providing loans, investments and financial services to businesses and residents located in distressed communities. The Company will receive and recognize as income a $437,000 BEA Program grant during the fourth quarter of 2023.

Non-interest Expense.  Non-interest expense totaled $6.5 million for the nine months ended September 30, 2023, down $261,000, or 3.9%, compared to the nine months ended September 30, 2022. Total non-interest expense for the nine months ended September 30, 2022 included $215,000 of rebranding-related expenses.

Salaries and employee benefits expense totaled $3.5 million for the nine months ended September 30, 2023, down $125,000, or 3.4%, compared to the same period in 2022 primarily due to a lower employee count, a decline in ESOP expense and a reduction in bonus expense in the 2023 period. These cost savings were partially offset by stock compensation expense in 2023. Stock compensation expense related to awards granted in September 2022 and included in salaries and employee benefits expense totaled $202,000 for the nine months ended September 30, 2023, compared to $27,000 for the nine months ended September 30, 2022.

Directors’ fees for the nine months ended September 30, 2023 included $184,000 of stock compensation expense, compared to $20,000 for the nine months ended September 30, 2022. Total directors’ fees were $345,000 for the nine months ended September 30, 2023, up $160,000 compared to the same period in 2022.

Professional fees totaled $346,000 for the nine months ended September 30, 2023, down $126,000, or 26.7%, from the same period in 2022 primarily due to a decrease in consulting and legal expenses. The Company incurred professional fees in 2022 for assistance with the initial grants under our 2022 Stock Option Plan and 2022 Recognition and Retention Plan. Also, professional fees of $26,000 were incurred for assistance with the BEA Program grant application during the 2022 period. Professional fees associated with obtaining our 2023 BEA grant total $66,000 and will be expensed in the fourth quarter of 2023.

Foreclosed assets expense totaled $67,000 for the nine months ended September 30, 2023, compared to zero for the same period in 2022. The Company realized a loss of $62,000 on the sale of real estate held as foreclosed assets during the nine months ended September 30, 2023. The real estate had a carrying value of $320,000 at December 31, 2022.

Advertising and marketing expense totaled $77,000 for the nine months ended September 30, 2023, down $110,000 from the comparable period in 2022. Advertising and marketing expense for the nine months ended September 30, 2022 included rebranding-related expenses of $124,000.

Franchise and shares tax expense totaled $71,000 for the nine months ended September 30, 2023, a decrease of $60,000, or 45.8%, compared to the same period in 2022. Management’s estimate of Louisiana shares tax due for 2023 is based on the actual shares tax paid for 2022. Shares tax due for 2022 was received during the fourth quarter of 2022 and the amount was less than our initial estimate recorded in the first three quarters of 2022.

Income Tax Expense.  The Company reported income tax expense of $19,000 for the nine months ended September 30, 2023 and an income tax benefit of $49,000 for the nine months ended September 30, 2022. The change in income taxes over the comparable nine-month periods was primarily due to the increase in taxable earnings during 2023.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB, Federal Reserve, and our primary correspondent bank.

At September 30, 2023, our borrowed funds consisted of outstanding advances from the FHLB with a carrying value of $9.3 million. We had available capacity to borrow $48.0 million from the FHLB and $17.8 million from our primary correspondent bank at such date. In addition, securities held by the Bank with a total par value of $35.7 million and fair value of $30.2 million were available to pledge as collateral for borrowings from the Federal Reserve at September 30, 2023.

The Company also has a $20.0 million custodial letter of credit outstanding from the FHLB as of September 30, 2023, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. Net cash provided by operating activities was $1.1 million for the nine months ended September 30, 2023. Net cash provided by investing activities, which consists primarily of net changes in loans receivable, investment securities and other assets was $4.3 million for the nine months ended September 30, 2023. Net cash used in financing activities, consisting of the net change in deposits and purchases of common stock, was $5.6 million for the nine months ended September 30, 2023.

We are committed to maintaining a strong liquidity position. We monitor our liquidity position daily and anticipate that we will have sufficient funds to meet our current funding commitments. Based on our deposit retention experience and current pricing strategy, we anticipate that the majority of maturing time deposits will be retained. We also anticipate continued use of our secondary funding sources.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at September 30, 2023 and December 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2023
Common Equity Tier 1 Capital	$78,925	54.97%	$9,332	>6.5%
Tier 1 Risk-Based Capital	78,925	54.97	11,486	>8.0
Total Risk-Based Capital	80,726	56.23	14,357	>10.0
Tier 1 Leverage Capital	78,925	31.08	12,697	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2023.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at September 30, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$11,421	$11,421	$-	$-	$-
Undisbursed portion of construction loans in process	6,227	1,978	4,249	-	-
Unused lines of credit	14,705	12,397	1,733	-	575
Unused overdraft privilege amounts	1,132	-	-	-	1,132
Letters of credit	2	2	-	-	-
Total commitments	$33,487	$25,798	$5,982	$-	$1,707

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 2 for more information on the adoption of ASC 326. At September 30, 2023, the allowance for credit losses on unfunded commitments totaled $280,000.

The following table summarizes our contractual cash obligations at September 30, 2023.

		Payments Due By Period
(Dollars in thousands)	Total at September 30, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$50,407	$42,152	$7,328	$927	$-
FHLB advances	10,000	-	3,000	3,000	4,000
Total term debt	$60,407	$42,152	$10,328	$3,927	$4,000

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 2 of the notes to our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2023, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of September 30, 2023, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended September 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended September 30, 2023 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 31, 2023	13,528	$12.15	13,528	143,014
August 31, 2023	16,634	12.07	16,634	126,380
September 30, 2023	51,090	12.19	51,090	75,290
Total	81,252	$12.16	81,252

The January 2023 Repurchase Plan was announced on January 26, 2023, and authorized the Company to repurchase up to 265,000 shares, or approximately 5% of the Company’s common stock. The Company completed repurchases under the January 2023 Repurchase Plan in April 2023. On April 27, 2023, the Company announced the approval of its second repurchase plan (the “April 2023 Repurchase Plan”). Under the April 2023 Repurchase Plan, the Company may purchase up to 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. At September 30, 2023, 75,290 shares were available for repurchase under the April 2023 Repurchase Plan. As of November 6, 2023, the Company completed repurchases under the April 2023 Repurchase Plan.

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

CATALYST BANCORP, INC.

Date: November 9, 2023	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 9, 2023	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)