Form 10-K
period 2023-12-31
Catalyst Bancorp, Inc.
filed 2024-03-28
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing price of $11.03 for the common stock on June 30, 2023, as reported by the Nasdaq Stock Market, was approximately $47.4 million.

Number of shares of Common Stock outstanding as of March 22, 2024: 4,560,287.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2024 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

CATALYST BANCORP, INC.

Form 10-K

For the Year Ended December 31, 2023

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Catalyst Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumption, many of which are difficult to predict and generally are beyond the control of Catalyst Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) general economic and competitive conditions, either nationally or in our market area, which if worse than expected could negatively affect aspects of the business Catalyst Bancorp including but not limited to the volume of loan originations, deposit flows, asset quality and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in inflation and in the interest rate environment causing reduced interest margins or lower fair values of financial instruments; (5) reliance on third party vendors for key services (6) political and social unrest including acts of war or terrorism; (7) cyber threats, attacks or events (8) legislation or changes in regulatory requirements or accounting policies and practices adversely affecting the business in which Catalyst Bancorp will be engaged; and (9) other liquidity, interest rate, and operational risks associated with our business. Catalyst Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

The conversion of the Bank from the mutual to the stock form of organization (the “Conversion”) was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. As a result of the Conversion, the Bank is a wholly owned subsidiary of Catalyst Bancorp. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 5,290,000 shares of its common stock.

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

BUSINESS OF CATALYST BANK

General.  Catalyst Bank is a federally-chartered community-oriented savings bank which was originally organized in 1922 under the name St. Landry Homestead Federal Savings Bank and is headquartered in Opelousas, Louisiana. St. Landry Homestead Federal Savings Bank changed its name to Catalyst Bank in June 2022. The Bank currently conducts its business from its main office as well as five additional full-service branch offices. Our branch offices are located in Eunice, Port Barre and Opelousas, in St. Landry Parish, and Lafayette and Carencro, in Lafayette Parish. St. Landry and Lafayette Parishes are in the Acadiana region of south central Louisiana. Our newest branch offices, located in Carencro and Lafayette, Louisiana, opened for business in October 2020 and November 2021, respectively.

We are primarily engaged in attracting deposits from the general public and using those funds to invest in loans and securities. Our principal sources of funds are customer deposits, repayments of loans, maturities of investments and funds borrowed from outside sources such as the Federal Home Loan Bank (“FHLB”) of Dallas or the Federal Reserve Bank of Atlanta. These funds are primarily used for the origination of loans, including single-family residential first mortgage loans, commercial real estate mortgage loans, multi-family residential mortgage loans, commercial and industrial loans, construction and land loans and other loans. The Bank derives its income principally from interest earned on loans and investment securities and, to a lesser extent, from fees received in connection with the origination of loans, service charges on deposit accounts and for other services. The Bank’s primary expenses are compensation and benefits, interest expense on deposits and borrowings and other general operating expenses.

Historically, the Bank was a traditional thrift institution with an emphasis on long-term single-family residential first mortgage loans secured by residences located in our traditional market area centered in Opelousas, Louisiana. At December 31, 2023, $83.6 million, or 57.7% of our total loan portfolio, was comprised of single-family residential mortgage loans. Our business strategy is to enhance our products and services and embrace a full-service community bank model by re-focusing our efforts to attract a greater number of small-to mid-sized businesses and business professionals in our market area and to increase our holdings of commercial and multi-family residential real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

Market Area and Competition

Historically, our business focus has centered on areas within a short drive from our banking offices in St. Landry Parish and adjoining areas. We expanded our branch office network into neighboring Lafayette Parish by opening our Carencro office in October 2020 and our Lafayette office in November 2021. In recent years, St. Landry Parish has seen limited growth or expansion, while Lafayette, has been the hub of economic growth in the Acadiana region of south-central Louisiana. We expect to continue to increase our penetration in both St. Landry and Lafayette Parishes with a focus on serving small- to mid-sized businesses and professionals.

The oil and gas industry has had sizable influence on the economic activity in the Acadiana region of south-central Louisiana over the last several decades. In recent years, Acadiana has diversified and other sectors have emerged as drivers of the local economy, including alternative energy support services, healthcare, technology, manufacturing, finance, tourism and other service-related industries. The education, healthcare and social service sectors represents the largest employment sectors in St. Landry Parish and Lafayette Parish.

We face significant competition in originating loans and attracting deposits. This competition stems primarily from commercial banks, other savings banks and savings associations, credit unions and mortgage-banking companies. Many of the financial service providers operating in our market area are significantly larger, and have greater financial resources, than us. We face additional competition for deposits from short-term money market funds, other corporate and government securities funds, mutual funds, and other non-depository financial institutions such as brokerage firms and insurance companies.

Lending Activities

General. At December 31, 2023, our loan portfolio totaled $144.9 million, or 53.5% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. We are currently focused on increasing our commercial loan portfolio by originating commercial real estate and multi-family residential mortgage loans, commercial and industrial loans, and construction and land loans. In addition, we originate consumer loans, consisting primarily of loans secured by deposits at the Bank, automobile, recreational vehicle and boat loans, and other loans.

Loan Originations. Our lending activities are subject to underwriting standards and loan origination procedures established by our Board of Directors and management. Loan originations are obtained through a variety of sources, including existing customers as well as new customers obtained from referrals and local advertising and promotional efforts. Single-family residential mortgage loan applications and consumer loan applications are taken at any of the Bank’s branch offices. Applications for other loans typically are taken personally by one of our commercial bankers. All loan applications are processed and underwritten by our credit department personnel under the supervision of our Chief Risk Officer.

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate mortgage loans or construction and land development loans, from other financial institutions in our market area or other markets in Louisiana. At December 31, 2023, we had purchased participation interests in five loans with an aggregate outstanding balance of $6.2 million. Full underwriting and credit analysis procedures are performed by our credit department before such participations are purchased to verify compliance with our loan policy. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of the borrower’s updated financial statements.

In addition, the Bank also occasionally sells participation interests in loans it originates. We had no sold loan participation interests at December 31, 2023 or December 31, 2022. We generally have sold participation interests in loans when a loan would exceed our loans-to-one borrower limits. Our legal loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus, or $12.2 million at December 31, 2023. At December 31, 2023, the five largest aggregate amounts outstanding to a single borrower and related entities amounted to $3.5 million, $2.8 million, $2.8 million, $2.7 million and $2.6 million, respectively, and all of such loans were performing in accordance with their terms.

One- to Four-Family Residential Mortgage Lending.  Historically, our primary lending focus was the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2023, $83.6 million, or 57.7% of our total loan portfolio, consisted of single-family residential mortgage loans with an average outstanding balance of $68,000 per loan.

Applications for one-to four-family residential mortgage loans are accepted at any of our banking offices and are then referred to our credit department for processing. This involves obtaining all documents required to complete the underwriting and determining whether the loan meets our policy standards. Our underwriting standards do not require that new single-family residential mortgage loans conform to secondary market standards. We underwrite one- to four-family residential mortgage loans with loan-to-value ratios which generally do not exceed 80%. Loan-to-value ratios are based upon an appraisal of the collateral performed by a licensed and Company-approved appraiser. If appropriate, we also require that title insurance, hazard insurance and flood insurance be maintained on all properties securing real estate loans.

We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate is generally fixed for the initial three to five years and then adjusts every three to five years thereafter. At December 31, 2023, approximately 64.4% of our single-family residential mortgage loans were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2.5% at any adjustment date and a 6% cap above or below the initial interest rate over the life of the loan.  On and prior to December 31, 2021, the interest rate on our ARM loans was based on the Semi-Annual Weighted Average Cost of Funds Index of the FHLB for the 11th District. The 11th District Cost of Funds Index (“COFI”) was discontinued after the publication of the index for the period ended December 2021. As a result, we have replaced the 11th District Cost of Funds Index with the Enterprise 11th District COFI Replacement Index, which is administered and published by the Federal Home Loan Mortgage Corporation.

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

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2023, our commercial real estate and multi-family residential loans amounted to an aggregate of $24.9 million, or 17.1% of our total loan portfolio at such date. We have increased our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving the Bank’s interest rate risk profile, and provide higher yields than single-family residential mortgage loans.

Our commercial real estate loan portfolio amounted to $21.5 million, or 14.8% of the total loan portfolio, at December 31, 2023 and consists primarily of loans secured by retail and office space, industrial use buildings, hotels, medical and health services properties, and other real estate used for commercial purposes located in our market area. The five largest commercial real estate loans outstanding at December 31, 2023 were $2.6 million, $1.7 million, $1.3 million, $879,000 and $777,000, and all of such loans were performing in accordance with their terms. At such date, the average commercial real estate loan size was $217,000.

At December 31, 2023, the Bank’s multi-family residential mortgage loans amounted to $3.4 million, or 2.3% of the total loan portfolio. The Bank’s multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with the Bank’s commercial real estate loans, are secured by residential properties with more than four units located in the Bank’s market area. At December 31, 2023, the Bank’s largest multi-family residential mortgage loan was a $1.8 million loan secured by an 86 unit apartment complex located in Opelousas, Louisiana, which is performing in accordance with its terms. At December 31, 2023, we had a total of eight multi-family residential mortgage loans with an average outstanding balance of $422,000 per loan.

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

At December 31, 2023, less than 1% of our commercial real estate and multi-family residential loans were delinquent for more than 30 days, or were on non-accrual status. In aggregate, the Company recorded no charge-offs of commercial real estate and multi-family residential loans during the years ended December 31, 2023 and 2022.

Construction and Land Loans. At December 31, 2023, construction and land loans amounted to $13.9 million, or 9.6% of our total loans outstanding. The outstanding balance of this portfolio has more than doubled since December 31, 2022 and, as of December 31, 2023, largely consists of loans for commercial construction projects. This portfolio also includes residential construction loans and loans secured by raw land (unimproved and unplatted) and lots (land which has been subdivided and platted).

The outstanding balance of our non-residential commercial construction loans at December 31, 2023 totaled $10.2 million. Of this amount, $5.1 million was attributable to three separate purchased participation interests, which are supporting the construction of a retail health care center, an apartment complex, and a commercial subdivision development. The participation interest supporting the health care center construction was purchased during 2023 and the other participation interests were purchased during 2022. The remaining balance of our non-residential commercial construction loans at December 31, 2023 was primarily related to the purchase and renovation of a hotel and an industrial warehouse.  All non-residential commercial construction loans were performing in accordance with their terms as of December 31, 2023.

As of December 31, 2023, the outstanding balance of our land loans totaled $1.4 million with an average outstanding balance per loan of $38,000. Such loans are generally secured by properties in our market area and have original terms to maturity ranging from eight to ten years. Our policy generally is that such loans have loan-to-value ratios not to exceed 70% in the case of personal land loans or 65% in the case of commercial land loans.

Single-family residential construction loans totaled $2.4 million at December 31, 2023. Generally, the Bank’s single-family residential construction loans are for the construction and permanent financing (“construction/permanent loans”) of the related property. The Bank’s construction/permanent loans are structured to provide one closing for both the construction loan and the permanent financing. Generally, employees of the Bank make periodic inspections of the construction site during the construction phase and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction/permanent loans require payment of interest only during the construction phase and are structured to be converted to fixed- or adjustable-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal. Our construction/permanent loans have a maximum loan-to-value ratio of 80% during the construction phase. Loan proceeds are disbursed based on a percentage of completion. All of such loans had terms to maturity of less than 24 months and were performing at December 31, 2023.

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

Commercial and Industrial Loans.  Our commercial and industrial loans amounted to $20.0 million or 13.8% of the total loan portfolio, at December 31, 2023. Our commercial and industrial loans are typically to small to mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. These loans may have adjustable or fixed rates of interest and generally have terms of five years or less. Our commercial and industrial loans include unsecured loans and loans secured by equipment, machinery or other corporate, non-real estate assets. Our maximum loan to value ratio for commercial and industrial loans is generally 80% and we typically require a minimum debt service coverage ratio of 125% on such loans. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial and industrial loans.

Total commercial and industrial loans at December 31, 2023 largely consisted of loans to local businesses involved in industrial manufacturing and equipment, communications, professional services, and oil and gas support services. The five largest relationships included in our commercial and industrial loans at December 31, 2023 had total outstanding loan balances of $3.5 million, $2.8 million, $2.6 million, $1.6 million and $1.4 million, and all of which were performing in accordance with their terms. At such date, the average amount outstanding per borrower within our commercial and industrial loan portfolio was $238,000. At December 31, 2023, approximately $1.4 million of our commercial and industrial loans were unsecured.

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

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans amounted to $2.6 million, or 1.8% of our total loan portfolio at December 31, 2023. Our consumer loans are largely comprised of loans secured by deposits at the Bank, which amounted to $1.5 million at December 31, 2023. In addition, our consumer loans include automobile loans, boat loans, recreational vehicle loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2023 and 2022, net charge-offs of consumer loans totaled $22,000 and $26,000, respectively.

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

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 30 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Delinquent loans are reviewed and monitored by management and the Board of Directors on a regular basis.

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

We review and classify loans at least quarterly and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2023 and 2022, loans classified as “substandard” totaled $3.3 million. Loans classified as “special mention totaled $212,000 and $462,000 at December 31, 2023 and 2022, respectively. Generally, loans classified as “doubtful” or “loss” are charged-off. As such, total loans at December 31, 2023 or 2022 did not include any balances attributable to loans classified as “doubtful” or “loss”.

For all loans, the Company estimates and records an allowance for losses in accordance with an accepted methodology. Refer to Note 1 of Item 8 – Financial Statements and Supplementary Data for more detail on the Company’s policies related to its estimate of an allowance for losses on loans and other financial assets.  The allowance for loan losses represents the Company’s best estimate of losses expected over the life of the loan portfolio as of the relevant reporting date. The allowance is established through a provision charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. The sum of the allowance for losses on loans, other financial assets held at amortized cost, and unfunded lending commitments is referred to as the allowance for credit losses.

A bank or savings institution’s determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by Federal bank regulators. While management is responsible for the establishment of the allowance for credit losses and for adjusting such allowance through provisions for credit losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for credit losses may be necessary or that loan charge-offs are needed. The Federal banking agencies have adopted an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectability of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, the allowance for credit losses represents our best estimate of losses expected over the life of the loan portfolio at each relevant reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for loan losses may become necessary.

Loan Modifications. We occasionally modify loans to extend the term or make other concessions to help a borrower who is experiencing financial difficulty stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests. At December 31, 2023 and 2022, loans with modifications for borrowers experiencing financial difficulty totaled $683,000 and $1.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows.

Allowance for Credit Losses. On January 1, 2023, the Company adopted the guidance in Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance changed the impairment model for loans and other financial assets from an incurred loss model to a model that estimates expected credit losses over the full life of the financial asset. Under the amendments in ASU No. 2016-13, the Company groups loans with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools or segments. Refer to Note 1 of Item 8 – Financial Statements and Supplementary Data for more detail on the Company’s policies related to its estimate of the allowance for credit losses on loans and other financial assets. During the year ended December 31, 2023, the provision for credit losses totaled $128,000, and during the year ended December 31, 2022, we recorded a reversal to the allowance of $375,000. The reversal during 2022 primarily reflects the reversal of provisions made for estimated loan losses during 2020 associated with our initial assessment of COVID-19’s impact on credit risk. The ratio of our allowance for loan losses as a percentage of total loans was 1.47% at December 31, 2023, compared to 1.35% at December 31, 2022. The increase in the ratio was largely due to the adoption of the amendments in ASU No. 2016-13.

Management reassesses the allowance for credit losses at least quarterly. Our evaluation process includes, among other things, an analysis of delinquency trends, non-performing loan trends, the level of charge-offs and recoveries, prior loss experience, total loans outstanding, the volume of loan originations, the type, size and geographic concentration of our loans, the value of collateral securing the loan, the borrower’s ability to repay and repayment performance, the number of loans requiring heightened management oversight, current and future economic conditions and industry experience. The establishment of the allowance for credit losses is significantly affected by management judgment and uncertainties and there is a likelihood that different amounts would be reported under different conditions or assumptions. Various regulatory agencies, as an integral part of their examination process, periodically review our allowance for credit losses. While management is responsible for the establishment of the allowance for credit losses and for adjusting such allowance through provisions for credit losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for credit losses may be necessary or that loan charge-offs are needed.

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

At December 31, 2023, our investment securities portfolio totaled $84.0 million, or 31.0% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2023 was pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which amounted to $57.5 million, followed by our investment in U.S. government and federal agency obligations, which amounted to $20.4 million at such date.

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

Investment securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2023, we had $70.5 million of investment securities classified as available-for-sale, $13.5 million of investment securities classified as held-to-maturity and no securities classified as trading securities.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and borrowings from the FHLB or Federal Reserve Bank of Atlanta are the primary sources of our funds for use in lending, investing and for other general purposes.

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

The Bank uses traditional means of attracting and retaining deposits, including in-person business development and targeted advertising in our market area. We generally do not solicit deposits from outside our market area. In addition, we solicit deposits from local government municipalities. At December 31, 2023 and 2022, our municipal deposits totaled $23.3 million and $21.0 million, respectively.

Borrowings. We utilize advances from the FHLB and the Federal Reserve Bank of Atlanta as an alternative to retail deposits to fund operations as part of our operating strategy. Advances from the FHLB are collateralized primarily by certain of our mortgage loans and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2023 and 2022 our outstanding advances from the FHLB totaled $9.4 million and $9.2 million, respectively. In December of 2020, $10.0 million of long-term FHLB debt was restructured to longer maturities at then lower interest rates. A prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt and is being amortized as interest expense over the term of the borrowings.

Advances from the Federal Reserve Bank of Atlanta are collateralized by certain of our investment securities and the maximum amount available to the Bank is dependent upon the valuation of the relevant investment securities. On March 12, 2023, the Federal Reserve Board developed the Bank Term Funding Program (“BTFP”), which offered loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $10.0 million at December 31, 2023.

Subsidiaries

Catalyst Bank, formerly St. Landry Homestead Federal Savings Bank, is a wholly owned subsidiary of Catalyst Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

Employees and Human Capital Resources

At December 31, 2023, we had 48 full-time equivalent employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent.

We believe that our ability to attract and retain top quality employees will be key to the Company’s future success. During the year ended December 31, 2020, we hired a new President and Chief Executive Officer. Since then, we have made several additional new hires, including but not limited to: a Director of Operations, an Acadiana Market President, a Chief Financial Officer, a Chief Risk Officer, and several bankers. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. At December 31, 2023, Catalyst Bank’s capital exceeded all applicable requirements.

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

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2023, Catalyst Bank was in compliance with the loans-to-one borrower limitations.

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

The Community Reinvestment Act requires all institutions insured by the FDIC to publicly disclose their rating. Catalyst Bank received an “outstanding” Community Reinvestment Act rating in its most recent federal examination. On October 24, 2023, the Office of the Comptroller of the Currency (“OCC”), Federal Reserve, and FDIC issued a final rule to modernize their respective CRA regulations. The revised rules substantially alter the methodology for assessing compliance with the CRA, with material aspects taking effect January 1, 2026, and revised data reporting requirements taking effect January 1, 2027. Among other things, the revised rules evaluate lending outside traditional assessment areas generated by the growth of non-branch delivery systems, such as online and mobile banking, apply a metrics-based benchmarking approach to assessment, and clarify eligible CRA activities. Those regulations are not currently effective, and management has not determined the impact of the new regulations on the Bank.

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

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has authority to bring enforcement action against all “institution-affiliated parties,” including directors, officers, shareholders, attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on a federal savings association. Formal enforcement action by the OCC may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors of the institution and the appointment of a receiver or conservator. Civil penalties cover a wide range of violations and actions. The FDIC also has the authority to terminate deposit insurance or recommend to the OCC that enforcement action be taken with respect to a particular federal savings association. If such action is not taken, the FDIC has authority to take the action under specified circumstances.

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

At December 31, 2023, Catalyst Bank met the criteria for being considered “well capitalized.”

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

Cybersecurity. The federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards under the supervision of a banking organization’s board of directors. This guidance, along with related regulatory materials, increasingly focuses on risk management, processes related to information technology and the use of third parties in the provision of financial products and services. The federal bank regulatory agencies expect financial institutions to establish appropriate security controls and to ensure that their risk management processes address the risk posed by compromised customer credentials. They also expect financial institutions to maintain sufficient business continuity planning processes to ensure rapid recovery, resumption, and maintenance of the institution’s operations after a cyberattack. If we fail to meet the expectations set forth in such regulatory guidance, we could be subject to various regulatory sanctions, including financial penalties.

In November 2021, the federal bank regulatory agencies issued a final rule to improve the sharing of information about cyber incidents that may affect the U.S. banking system. The rule, which became effective on May 1, 2022, requires a banking organization to notify its primary federal regulator within 36 hours of determining that a “computer-security incident” has materially affected, or is reasonably likely to materially affect, the viability of the banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. In addition, the rule requires a bank service provider to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer security incident that has materially affected, or is reasonably likely to materially affect, banking organization customers for four or more hours.

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

Federal Home Loan Bank System

Catalyst Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Catalyst Bank is required to own stock in the Federal Home Loan Bank of Dallas in specified amounts and was in compliance with this requirement at December 31, 2023 based on its ownership of $1.5 million in capital stock of the Federal Home Loan Bank of Dallas. Since the stock has no quoted market value, it is carried at cost and assessed for impairment. At December 31, 2023, no impairment on our stock in the Federal Home Loan Bank of Dallas had been recognized.

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

At December 31, 2023, the total federal pre-1988 reserve was approximately $1.9 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

State and Local Taxation

Catalyst Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income and Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. The Corporation Income Tax applies at graduated rates from 3.5% upon the first $50,000 of Louisiana taxable income to 7.5% on all Louisiana taxable income in excess of $150,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. In 2022, the Corporation Franchise Tax rate was equivalent to $1.50 for each $1,000 up to $300,000 of capital employed in Louisiana, and $3 for each $1,000 in excess of $300,000 of capital employed in Louisiana. For years beginning on or after January 1, 2023, there is no franchise tax for up to $300,000 of capital employed in Louisiana, and the rate is $2.75 for each $1,000 in excess of $300,000 of capital employed in Louisiana. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable shareholders’ equity, minus
(c)	50% of our real and personal property assessment.

There are certain limitations in place that reduce to the amount of our shareholders’ equity subject to Louisiana Shares Tax and various items may also be subtracted in calculating a company’s capitalized earnings.

Item 1A. Risk Factors

Not applicable.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

The Bank, as part of its risk management process, has implemented an information security program that encompasses the Bank’s cybersecurity efforts. The Bank’s goals of confidentiality, availability and integrity of its information are key to this process and program. The Bank’s goals of protecting confidential information and safeguarding our digital assets are foundational objectives of the program.

The Boards of Directors of the Company and Bank and the Audit Committee of the Company are responsible for ultimate oversight of cybersecurity risks managed daily by management pursuant to the Bank’s information security program. The Boards of Directors annually approve this information security program and regularly receive a report from the Bank’s Information Security Officer that outlines the steps undertaken to protect the information and data assets of the Bank and Company.  Additionally, the Information Security Officer updates the Boards of Directors through supplementary reports on issues related to Cybersecurity readiness.

The Bank’s information security program is developed and implemented by the Bank’s Information Security Officer. Together with the Bank’s Information Technology Committee, comprised of relevant information technology and business unit stakeholders within Bank management, the Information Security Officer of the Bank works to manage, control and mitigate cybersecurity risks. The Bank’s employees are regularly trained on cybersecurity awareness, and testing is performed to monitor the success of the training.  The Board of Directors receives training annually.

The Bank engages trusted third parties to audit and examine its processes, review the security of its network infrastructure, and assist the Bank in designing and implementing robust cybersecurity systems. These trusted third parties help the Bank improve and test its cybersecurity readiness.  The Bank engages third party vendors to monitor and test its network infrastructure. These third-party vendors take an active role in ensuring that the Bank’s systems are protected by testing, reviewing and advising the Bank to strengthen cybersecurity controls when necessary.

The Bank has a vendor oversight risk management process that helps to validate the security and integrity of information collected and maintained by third party vendors that the Bank uses to provide banking services. A key goal of the Bank’s vendor management program includes assessing risks, which include but are not limited to operational, strategic, reputational, cyber, and credit risks. These processes are supported by specialized vendors that assist the Bank’s management and Board of Directors with properly assessing these risks.  Finally, the Bank also has an incident response and business continuity program that is intended to address operational concerns, including cybersecurity risks, during contingency scenarios that may create unknown circumstances. This program is tested annually.

Although the Company and Bank have not, as of the date of this Annual Report on Form 10-K, experienced a cybersecurity threat or incident that materially affected their business strategy, results of operations or financial condition, there can be no guarantee that the Company or Bank will not experience such an incident in the future.

As regulated financial institutions, the Company and Bank are also subject to financial privacy laws and their cybersecurity practices are subject to oversight by the federal banking agencies. For additional information, see “Supervision and Regulation –Cybersecurity” included in Part I. Item 1 – Business of this report.

Item 2. Properties

We currently conduct business from our main office and five full-service banking offices. The aggregate net book value of the land, building and leasehold improvements with respect to our offices at December 31, 2023 was $5.5 million. We owned all of such offices at December 31, 2023; none were leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than routine and customary repair and maintenance needs.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Catalyst Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “CLST.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock Conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Capital Market on October 13, 2021. As of the close of business on December 31, 2023, there were 4,761,326 shares of common stock outstanding, held by approximately 236 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Capital Market. To date, no dividends have been declared by the Company on its common stock.

For the Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2021	$14.09	$13.31	$-
March 31, 2022	14.00	13.46	-
June 30, 2022	13.88	12.03	-
September 30, 2022	13.60	12.20	-
December 31, 2022	13.40	12.35	-
March 31, 2023	13.10	11.50	-
June 30, 2023	11.74	9.26	-
September 30, 2023	12.71	11.06	-
December 31, 2023	11.85	10.60	-

(b)	Not applicable.
(c)On April 27, 2023, the Company announced the approval of its second repurchase plan (the “April 2023 Repurchase Plan”) under which it purchased 252,000 shares, or approximately 5% of the Company’s outstanding shares of common stock. The Company completed the April 2023 Repurchase Plan in November 2023. On November 21, 2023, the Company’s Board of Directors approved the Company’s third share repurchase program (the “November 2023 Repurchase Plan”). Under the November 2023 Repurchase Plan, the Company may purchase up to 240,000 shares, or approximately 5%, of the Company's outstanding common stock.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 31, 2023	12,010	$11.43	12,010	63,280
November 30, 2023	63,280	11.01	63,280	240,000
December 31, 2023	11,674	11.12	11,674	228,326
Total	86,964	$11.08	86,964

At December 31, 2023, the Company had common shares outstanding of 4,761,326 and 228,326 of those shares were available for repurchase under the November 2023 Repurchase Plan. Since January 1, 2024 through March 22, 2024, the Company repurchased 201,039 shares of its common stock at an average cost per share of $12.12 under the November 2023 Repurchase Plan.

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

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in the Acadiana region of south-central Louisiana. We are headquartered in Opelousas, Louisiana and serve our customers through six full-service branches located in Carencro, Eunice, Lafayette, Opelousas, and Port Barre. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from the Federal Home Loan Bank (“FHLB”) of Dallas, Federal Reserve Bank of Atlanta, and other sources to originate loans to our customers and invest in securities.

Historically, we operated as a traditional thrift relying on long-term, single-family residential mortgage loans secured by properties located primarily in St. Landry Parish and adjoining areas to generate interest income. In 2021, we re-focused our business strategy to a relationship-based community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. The Conversion and offering were important factors in our efforts to become a more dynamic, profitable and growing institution.

The following is an overview of financial results for the year ended December 31, 2023, compared to December 31, 2022:

●	Total assets of $270.9 million at December 31, 2023, up $7.6 million or 2.9%
●	Loans of $144.9 million, or 53.5% of total assets, at December 31, 2023, up $11.3 million or 8.5%
●	Non-performing assets of $2.1 million at December 31, 2023, up $46,000 or 2.3%
●	Investment securities of $84.0 million, or 31.0% of total assets, at December 31, 2023, down $9.1 million or 9.8%
●	Deposits of $165.6 million at December 31, 2023, up $528,000 or less than 1.0%
●	Borrowings of $19.4 million at December 31, 2023, up $10.2 million or 110.7%
●	Total shareholders’ equity of $84.7 million, or 31.2% of total assets, at December 31, 2023, down $3.9 million or 4.4%
●	Net interest income increased $470,000, or 6.4%, to $7.8 million and net interest margin increased 35 basis points (“bps”) to 3.10%
●	Non-interest expense decreased $141,000, or 1.6%, to $8.6 million.
●	Net income increased $422,000 to $602,000

Our results of operations depend, to a large extent, on net interest income, which is the difference between the income earned on our loan and investment portfolios and interest expense on deposits and borrowings. Our net interest income is largely determined by our net interest spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, and the relative amounts of interest-earning assets and interest-bearing liabilities. Results of operations are also affected by our provisions for credit losses, fee income and other non-interest income and non-interest expense. Non-interest expense principally consists of compensation, office occupancy and equipment expense, data processing, and other expense. Our results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities. Future changes in applicable law, regulations or government policies may materially impact our financial condition and results of operations.

Business Strategy

Our business strategy is focused on embracing a relationship-oriented community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. Highlights of our business strategy, which is designed to facilitate our ability to operate and grow as a profitable community-based banking institution, include the following:

●	Growing the loan portfolio with greater diversification. Historically, our primary lending focus was the origination of one- to four-family residential mortgage loans. We have increased our commercial lending activities and, we are focused on building full-service banking relationships with small- to mid-sized businesses and business professionals in our market area. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a strategy of prudent growth. We believe we have an opportunity to grow organically by focusing on building relationships with small- to mid-sized businesses and business professionals in our market area and by enhancing the products and services we offer. During the first quarter of 2024, the Company is converting to a new core processing system, which will significantly improve our customer-facing and internal banking technology. The core system conversion will bring new and enhanced technology tools and on-line services preferred by many of our existing and prospective customers. In addition, we will continue to enhance our staff capacity through training and hiring of new employees as needed to facilitate our growth.
●	Recruiting and retaining top talent and personnel. Since August 2020, the Company has made several personnel changes and additional new hires, including but not limited to: a new President and CEO, Director of Operations, Acadiana Market President, Chief Financial Officer, Chief Risk Officer and several commercial bankers. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy is critical to our success. Our mutual-to-stock Conversion was a key contributor to our ability to attract and retain talent. In September 2022, the Company issued its initial grants under the Company’s 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement.
●	Expand our franchise through possible acquisition of other financial institutions. We believe there will be opportunities to utilize our strong capital position for expansion through acquisitions of other financial institutions in our current market area and adjoining markets in south Louisiana.
●	Rebranded franchise. St. Landry Homestead Federal Savings Bank completed its re-branding and changed its name to Catalyst Bank in June 2022. In addition to a new name, our re-branding efforts included new marketing campaigns, updated on-line and website materials and new signage and logos to capture and reflect the mission of the bank.
●	Manage credit risk to limit non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring.

Critical Accounting Estimates

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies used in preparing our financial statements. These policies are described in Note 1 of the notes to our consolidated financial statements included in Item 8 of this Form 10-K. Our accounting and financial reporting policies conform to accounting principles generally accepted in the United States of America and to general practices within the banking industry. Accordingly, the financial statements require certain estimates, judgments, and assumptions, which are believed to be reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the periods presented. The JOBS Act of 2012 contains provisions that, among other things, reduce certain reporting requirements for qualifying public companies. As an emerging growth company, we may delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We are taking advantage of the benefits of this extended transition period. Accordingly, our financial statements may not be comparable to companies that comply with such new or revised accounting standards.

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

Allowance for Credit Losses.  We have identified the evaluation of the allowance for credit losses as a critical accounting policy where amounts are sensitive to material variation. On January 1, 2023, the Company adopted the guidance under ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the FASB under ASC 326. The amendments introduced an impairment model that is based on current expected credit losses, rather than incurred losses, to estimate credit losses on loans. For reporting periods beginning on or after January 1, 2023, the allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of its loans as of the end of the reporting period. For reporting periods prior to January 1, 2023, the allowance for credit losses represented management’s estimate for probable and reasonably estimable loan losses, but which had not yet been realized as of the end of the reporting period. Refer to Note 1 of the consolidated financial statements included in Item 8 of this Form 10-K for more information on the adoption of ASC 326.

The allowance for credit losses includes the allowance for loan losses and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for loan losses totaled $2.1 million, or 1.47% of total loans, at December 31, 2023 and $1.8 million, or 1.35% of total loans, at December 31, 2022.  The increase in the allowance for loan losses from December 31, 2022 largely reflects the addition of forecasted credit losses due to the adoption ASC 326 and the impact of loan growth in 2023.

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

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy. At December 31, 2023 and 2022, net unrealized losses on available-for-sale securities totaled $9.2 million and $11.5 million, respectively. Unrealized losses on our available-for-sale securities relate principally to the increases in market rates of similar types of securities. The Company has not realized or recognized any losses in the statement of income for any investment securities held at December 31, 2023 or 2022.

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

Selected Financial and Other Data

Set forth below is selected financial and other data of the Company at and for the dates indicated. The following is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2023 and 2022 is derived from the audited financial statements that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(Dollars in thousands)	2023	2022
Selected Financial Condition Data:
Total assets	$270,932	$263,362
Cash and cash equivalents	19,011	13,472
Investment securities:
Available for sale	70,540	79,602
Held to maturity	13,461	13,475
Loans receivable, net of unearned income	144,920	133,607
Allowance for loan losses	2,124	1,807
Total deposits	165,622	165,094
Borrowings	19,378	9,198
Shareholders’ equity	84,655	88,512

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Selected Operating Data:
Total interest income	$9,661	$8,014
Total interest expense	1,860	683
Net interest income	7,801	7,331
Provision for (reversal of) credit losses	128	(375)
Net interest income after provision for (reversal of) credit losses	7,673	7,706
Total non-interest income	1,589	1,173
Total non-interest expense	8,579	8,720
Income (loss) before income taxes	683	159
Income tax expense (benefit)	81	(21)
Net income	$602	$180

Selected Performance Ratios:(1)
Average yield on interest-earning assets	3.83%	3.00%
Average rate on interest-bearing liabilities	1.27	0.44
Average interest rate spread(2)	2.56	2.56
Net interest margin(2)	3.10	2.75
Average interest-earning assets to average interest-bearing liabilities	172.40	170.73
Net interest income after provision for loan losses to non-interest expense	89.44	88.37
Total non-interest expense to average assets	3.22	3.08
Efficiency ratio(3)	91.36	102.55
Return on average assets (ratio of net income to average total assets)	0.23	0.06
Return on average equity (ratio of net income to average total equity)	0.71	0.19

	At or For the
	Year Ended December 31,
	2023	2022
Asset Quality Ratios:(4)
Non-accrual loans as a percent of total loans outstanding	1.36%	1.12%
Non-performing assets as a percent of total assets(5)	0.76	0.76
Allowance for loan losses as a percent of total loans outstanding	1.47	1.35
Allowance for loan losses as a percent of non-performing loans	106.68	107.24
Net (charge-offs) recoveries to average loans receivable	0.02	(0.07)

Capital Ratios:(6)
Common equity Tier 1 capital	52.34%	56.17%
Tier 1 leverage capital	31.67	30.37
Tier 1 risk-based capital	52.34	56.17
Total risk-based capital	53.59	57.42
Average equity to average assets	31.79	32.91

Other Data:
Banking offices	6	6
Full-time equivalent employees	48	50
(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net (charge-offs) recoveries to average loans receivable.
(5)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all non-accruing loans and loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6)	Capital ratios are end of period ratios for the Bank only.

Comparison of Financial Condition at December 31, 2023 and December 31, 2022

Total Assets. Total assets increased $7.6 million, or 2.9%, to $270.9 million at December 31, 2023 from $263.4 million at December 31, 2022. The increase was primarily due to additional borrowings in 2023 which were used to fund loan growth and invested in interest-bearing cash.

Loans. Total loans increased by $11.3 million, or 8.5%, to $144.9 million at December 31, 2023, compared to $133.6 million at December 31, 2022. During 2023, loan growth was primarily driven by commercial business. Construction loan growth was largely driven by three separate projects involving the purchase and renovation of a hotel, the construction of a retail health care center, and the purchase and renovation of an industrial warehouse. Commercial and industrial loan growth was mainly driven by loans secured by industrial equipment and accounts receivable. A significant driver of commercial real estate loan growth was a loan to finance the purchase of a multi-tenant office building in Lafayette, Louisiana.

The following table shows the composition of our loan portfolio by type of loan at the dates indicated.

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$83,623	57.7%	$87,508	65.5%	$(3,885)	(4.4)%
Commercial real estate	21,478	14.8	19,437	14.5	2,041	10.5
Construction and land	13,857	9.6	6,172	4.6	7,685	124.5
Multi-family residential	3,373	2.3	3,200	2.4	173	5.4
Total real estate loans	122,331	84.4	116,317	87.0	6,014	5.2
Other loans
Commercial and industrial	19,984	13.8	13,843	10.4	6,141	44.4
Consumer	2,605	1.8	3,447	2.6	(842)	(24.4)
Total other loans	22,589	15.6	17,290	13.0	5,299	30.6
Total loans	$144,920	100.0%	$133,607	100.0%	$11,313	8.5

Approximately 60% of our real estate loans have adjustable rates and, of our total real estate loans, approximately $60.7 million, or 50%, are scheduled to re-price or mature during the next 12 months. The largest segment of our total loan portfolio consists of one- to four-family residential real estate loans, and approximately 74% of these loans were originated prior to 2021.

Our commercial and industrial loans largely consist of loans to local businesses involved in industrial manufacturing and equipment, communications, professional services, and oil and gas support services. Approximately 39% of our commercial and industrial loans have adjustable rates and, of total commercial and industrial loans, approximately $10.2 million, or 51%, are scheduled to re-price or mature during the next 12 months.

The following table shows the scheduled contractual maturities of our loans as of December 31, 2023. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	Amounts due after December 31, 2023 in
(Dollars in thousands)	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
One- to four-family residential	$316	$5,415	$31,716	$46,176	$83,623
Commercial real estate	1,283	8,858	7,074	4,263	21,478
Construction and land	11,469	1,847	470	71	13,857
Multi-family residential	271	850	2,252	-	3,373
Commercial and industrial	9,702	8,612	1,454	216	19,984
Consumer	389	1,661	555	-	2,605
Total	$23,430	$27,243	$43,521	$50,726	$144,920

The following table shows the dollar amount of our loans at December 31, 2023, due after December 31, 2024, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
Amounts due after December 31, 2024
One- to four-family residential	$29,572	$53,735	$83,307
Commercial real estate	9,854	10,341	20,195
Construction and land	590	1,798	2,388
Multi-family residential	380	2,722	3,102
Commercial and industrial	9,624	658	10,282
Consumer	1,591	625	2,216
Total	$51,611	$69,879	$121,490

Allowance for Credit Losses. As of January 1, 2023, the Company adopted the guidance under ASC 326. The adoption of ASC 326 resulted in a $209,000, or 12%, increase in the allowance for loan losses, and a $216,000 increase in other liabilities due to the allowance for credit losses on unfunded commitments. At adoption, we also recorded a corresponding $335,000 after-tax decrease in retained earnings. The increase in the total allowance for credit losses, which is inclusive of the reserve for unfunded commitments, was primarily due to the addition of forecasted credit losses. Refer to Note 1 of the financial statements for more information on the adoption of ASC 326.

At January 1, 2023, the allowance for loan losses totaled $2.0 million, or 1.51% of total loans, compared to $1.8 million, or 1.35% of total loans, at December 31, 2022. At December 31, 2023, the allowance for loan losses totaled $2.1 million, or 1.47% of total loans, and the allowance for credit losses on unfunded commitments totaled $257,000, up $41,000 from the date of adoption of ASC 326. The total provision for credit losses on loans and unfunded commitments was $128,000 for 2023, which was largely attributable to loan growth that necessitated additional loan provisions according to the Bank’s current expected credit losses model.

The following table shows changes in our allowance for loan losses and other related data for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Allowance for loan losses:
Balance, beginning of period	$1,807	$2,276
Impact of adoption of ASC 326	209	-
Provision for (reversal of) loan losses	87	(375)
Net loan recoveries (charge-offs):
One- to four-family residential	42	(69)
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	1	1
Consumer	(22)	(26)
Total net recoveries (charge-offs)	21	(94)
Balance, end of period	$2,124	$1,807

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$-	$-
Impact of adoption of ASC 326	216	-
Provision for (reversal of) credit losses on unfunded lending commitments	41	-
Balance, end of period	$257	$-

Total allowance for credit losses, end of period	$2,381	$1,807
Total provision for (reversal of) credit losses	128	(375)

Total loans at end of period	$144,920	$133,607
Total non-accrual loans at end of period	1,967	1,494
Total non-performing loans at end of period	1,991	1,685
Total average loans	135,713	132,503

Allowance for loan losses as a percent of:
Total loans	1.47%	1.35%
Non-accrual loans	107.98	120.95
Non-performing loans	106.68	107.24

Net annualized recoveries (charge-offs) as a percent of average loans by portfolio:
One- to four-family residential	0.05%	(0.08)%
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	0.01	0.01
Consumer	(0.71)	(0.66)
Total loans	0.02	(0.07)

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. The increase in non-performing loans from December 31, 2022 to December 31, 2023, was primarily driven by an increase in our non-accruing one- to four-family residential loans. Persistent inflation and a decline in state government assistance impacted our residential borrowers in both 2022 and 2023.

	At December 31,
(Dollars in thousands)	2023	2022
Non-accruing loans
One- to four-family residential	$1,875	$1,392
Commercial real estate	50	51
Construction and land	42	51
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,967	1,494
Accruing loans 90 days or more past due
One- to four-family residential	24	191
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	24	191
Total non-performing loans	1,991	1,685
Foreclosed assets	60	320
Total non-performing assets	2,051	2,005

Total loans	$144,920	$133,607
Total assets	270,932	263,362

Total non-accruing loans as a percentage of total loans	1.36%	1.12%
Total non-performing loans as a percentage of total loans	1.37	1.26
Total non-performing loans as a percentage of total assets	0.73	0.64
Total non-performing assets as a percentage of total assets	0.76	0.76

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2023			2022
(Dollars in thousands)	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
One-to four-family residential	$1,240	58.4%	57.7%	$1,224	67.7%	65.5%
Commercial real estate	213	10.0	14.8	248	13.7	14.5
Construction and land	283	13.3	9.6	74	4.1	4.6
Multi-family residential	50	2.4	2.3	40	2.2	2.4
Commercial and industrial	302	14.2	13.8	175	9.7	10.4
Consumer	36	1.7	1.8	46	2.6	2.6
Total	$2,124	100.0%	100.0%	$1,807	100.0%	100.0%

Investment Securities. Total investment securities, available-for-sale and held-to-maturity, amounted to $84.0 million at December 31, 2023, down $9.1 million, or 9.8%, compared to $93.1 million in investment securities at December 31, 2022. Net unrealized losses on securities available-for-sale totaled $9.2 million at December 31, 2023, compared to $11.5 million at December 31, 2022. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities. During 2023, investment security maturities, calls and principal repayments totaled $9.1 million. The Company has not purchased investment securities since the fourth quarter of 2022. During the fourth quarter of 2023, the Company sold two available-for-sale investment securities for a pre-tax loss of $92,000. Cash proceeds from the sales totaled $1.9 million.

The following table sets forth the composition of our securities portfolio as of the dates indicated.

	December 31,
	2023			2022
(Dollars in thousands)	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	70.5%	$57,512	$74,044	70.8%	$64,167
U.S. Government and agency obligations	7,999	8.6	7,388	10,979	10.5	9,917
Municipal obligations	5,998	6.4	5,640	6,065	5.8	5,518
Total securities available-for-sale	79,701	85.5	70,540	91,088	87.1	79,602

Securities held-to-maturity
U.S. Government and agency obligations	13,003	14.0	10,793	13,006	12.4	10,288
Municipal obligations	458	0.5	434	469	0.5	436
Total securities held to maturity	13,461	14.5	11,227	13,475	12.9	10,724
Total investment securities	$93,162	100.0%	$81,767	$104,563	100.0%	$90,326

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2023.

	Contractual Maturity as of December 31, 2023
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$4,528	$10,405	$50,771	$65,704
U.S. Government and agency obligations	1,000	7,000	9,000	4,002	21,002
Municipal obligations	700	1,482	2,628	1,646	6,456
Total	$1,700	$13,010	$22,033	$56,419	$93,162

Weighted average yield
Mortgage-backed securities	-%	3.12%	1.67%	1.66%	1.76%
U.S. Government and agency obligations	0.92	1.13	1.26	2.37	1.41
Municipal obligations	0.80	1.10	2.86	1.41	1.86
Total weighted average yield	0.87	1.82	1.64	1.70	1.69

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

	December 31,
(Dollars in thousands)	2023	2022

Fixed-rate
Available-for-sale	$70,498	$79,552
Held-to-maturity	13,461	13,475
Total fixed-rate	83,959	93,027

Adjustable-rate
Available-for-sale	42	50
Held-to-maturity	-	-
Total adjustable-rate	42	50
Total investment securities	$84,001	$93,077

Deposits. Total deposits were $165.6 million at December 31, 2023, up $528,000, or less than 1%, compared to December 31, 2022. The following table presents total deposits by account type as of the dates indicated.

	December 31,
	2023		2022
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$28,183	17.0%	$33,657	20.4%	$(5,474)	(16.3)%
Interest-bearing demand deposits	36,867	22.3	36,991	22.4	(124)	(0.3)
Money market	15,126	9.1	15,734	9.5	(608)	(3.9)
Savings	31,518	19.0	26,209	15.9	5,309	20.3
Certificates of deposit	53,928	32.6	52,503	31.8	1,425	2.7
Total deposits	$165,622	100.0%	$165,094	100.0%	$528	0.3

The increases in savings and certificates of deposits were largely driven by rate specials offered to depositors during 2023. Of the $5.5 million decline in non-interest-bearing demand deposits from December 31, 2022 to December 31, 2023, approximately $3.5 million was attributable to two commercial deposit account closures.

Our public fund deposits totaled $23.3 million, or 14.1% of total deposits, at December 31, 2023, compared to $21.0 million, or 12.7% of total deposits, at December 31, 2022. At December 31, 2023, approximately 78% of our total public funds consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $44.6 million at December 31, 2023 and $43.4 million at December 31, 2022. Total uninsured non-public funds deposits were approximately $26.3 million and $26.9 million at December 31, 2023 and 2022, respectively. The full amount of our public fund deposits in excess of the FDIC’s insurance limit are secured by pledging investment securities.

The following table shows the average balance of each type of deposit and the average rate paid on each type of interest-bearing deposit for the periods indicated.

	Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand deposits	$40,474	$144	0.36%	$40,231	$46	0.11%
Money market	16,616	196	1.18	18,588	32	0.17
Savings accounts	27,996	222	0.79	27,060	36	0.13
Certificates of deposit	51,235	979	1.91	61,387	288	0.47
Total interest-bearing deposits	$136,321	$1,541	1.13	$147,266	$402	0.27
Non-interest-bearing demand deposits	34,356	-		32,560	-
Total deposits	$170,677	$1,541		$179,826	$402

The following table shows the maturities and weighted average contractual interest rates of our total certificates of deposit at December 31, 2023 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2023 maturing in:
Three months or less	$13,949	2.59%
Over three months through six months	16,372	3.22
Over six through 12 months	15,146	3.14
Over 12 months	8,461	1.86
Total certificates of deposit	$53,928	2.82

The following table shows the maturities and weighted average contractual interest rates of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2023 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2023 maturing in:
Three months or less	$1,654	3.12%
Over three months through six months	5,258	4.07
Over six through 12 months	2,707	3.50
Over 12 months	1,616	2.76
Total certificates of deposit with balances in excess of $250,000	$11,235	3.61

Borrowings. Total borrowings at December 31, 2023 were $19.4 million, up $10.2 million from December 31, 2022. During the fourth quarter of 2023, the Bank began borrowing from the Federal Reserve Bank of Atlanta through its Bank Term Funding Program (“BTFP”). At December 31, 2023, the Bank had one $10.0 million BTFP loan outstanding with a contractual interest rate of 4.83% and a maturity date of December 27, 2024.

Other borrowings outstanding at December 31, 2023 consisted of FHLB advances totaling $9.4 million and $9.2 million at December 31, 2023 and 2022, respectively. The change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $622,000 and $802,000 at December 31, 2023 and 2022, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2023	2022
Advance from Federal Reserve Bank of Atlanta
Average balance	$923	$-
Maximum balance at any month-end during the period	10,000	-
Balance at end of period	10,000	-

Average interest rate during the period	4.95%	-%
Weighted average interest rate at end of period(1)	4.83	-

Advances from FHLB
Average balance	$9,285	$9,294
Maximum balance at any month-end during the period	9,378	9,198
Balance at end of period	9,378	9,198

Average interest rate during the period	2.94%	3.02%
Weighted average interest rate at end of period(1)	0.93	0.93
(1)	Reflects the weighted average contractual rate of advances.

Shareholders’ Equity. Shareholders’ equity totaled $84.7 million, or 31.2% of total assets, at December 31, 2023, down $3.9 million, or 4.4%, from $88.5 million, or 33.6% of total assets, at December 31, 2022. During 2023, shareholders’ equity decreased by $6.3 million due to the Company’s repurchases of its common stock. This was partially offset by a $1.8 million decrease in accumulated other comprehensive loss due to the change in unrealized losses on available-for-sale investment securities.

During the year ended December 31, 2023, the Company repurchased 528,674 shares of its common stock at an average cost per share of $11.94 through the completion of repurchases of 265,000 shares under its January 2023 Repurchase Plan and 252,000 under its April 2023 Repurchase Plan, and the repurchase of another 11,674 shares pursuant to a third repurchase plan announced in November (the “November 2023 Repurchase Plan”). At December 31, 2023, the Company had common shares outstanding of 4,761,326 and 228,326 of those shares were available for repurchase under the November 2023 Repurchase Plan.

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

	Year Ended December 31,
	2023			2022
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$135,713	$7,238	5.33%	$132,503	$6,127	4.62%
Investment securities(TE)(2)	100,323	1,643	1.66	104,421	1,480	1.43
Other interest-earning assets	16,580	780	4.70	30,376	407	1.34
Total interest-earning assets(TE)	252,616	9,661	3.83	267,300	8,014	3.00
Non-interest-earning assets	14,077			15,631
Total assets	$266,693			$282,931
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	85,086	562	0.66%	85,879	114	0.13%
Certificates of deposit	51,235	979	1.91	61,387	288	0.47
Total interest-bearing deposits	136,321	1,541	1.13	147,266	402	0.27
Borrowings	10,208	319	3.12	9,294	281	3.02
Total interest-bearing liabilities	146,529	1,860	1.27	156,560	683	0.44
Non-interest-bearing liabilities	35,387			33,260
Total liabilities	181,916			189,820
Shareholders' equity	84,777			93,111
Total liabilities and shareholders' equity	$266,693			$282,931
Net interest-earning assets	$106,087			$110,740
Net interest income; average interest rate spread(TE)		$7,801	2.56%		$7,331	2.56%
Net interest margin(TE)(3)			3.10			2.75
Average interest-earning assets to average interest-bearing liabilities			172.40			170.73
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Year Ended
	December 31, 2023 vs 2022
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$959	$152	$1,111
Investment securities	222	(59)	163
Other interest-earning assets	630	(257)	373
Total interest income	1,811	(164)	1,647
Interest expense:
Demand deposits, money market and savings accounts	449	(1)	448
Certificates of deposit	746	(55)	691
Total deposits	1,195	(56)	1,139
Borrowings	10	28	38
Total interest expense	1,205	(28)	1,177
Increase (decrease) in net interest income	$606	$(136)	$470

Comparison of Results of Operation for the Years Ended December 31, 2023 and 2022

General. For the year ended December 31, 2023, the Company reported net income of $602,000, compared to $180,000 for the year ended December 31, 2022. Net interest income was up $470,000, or 6.4%, in 2023 compared to 2022. The provision for credit losses totaled $128,000 in 2023, compared to a reversal of loan losses of $375,000 for 2022. During 2023 and 2022, the Company recognized income of $437,000 and $171,000, respectively, due to Bank Enterprise Award (“BEA”) Program grants received from the Community Financial Institution (“CDFI”) Fund. During 2022, the Company officially changed the name of the Bank to Catalyst Bank and incurred pre-tax costs of $269,000.

Interest Income. Total interest income increased $1.6 million, or 20.6%, to $9.7 million for the year ended December 31, 2023, compared to 2022. Interest income on loans, investment securities, and other interest-earning assets were up by $1.1 million, $163,000, and $373,000, respectively.

The average loan yield was 5.33% for the year ended December 31, 2023, up from 4.62% for the year ended December 31, 2022. Average loans were $135.7 million for the year ended December 31, 2023, up $3.2 million, or 2.4%, compared to 2022. At December 31, 2023, approximately 56% of our total loans have adjustable rates and approximately 49% of total loans are scheduled to re-price or mature during the next 12 months.

The increase in interest income on investment securities was due to an increase in the average rate earned on our investment securities portfolio. The average rate earned on our investment securities portfolio was 1.66% for the year ended December 31, 2023, up 23 basis points compared to 1.43% for 2022.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased due to the impact of higher average short-term interest rates during 2023 compared to 2022.

Interest Expense. Total interest expense increased $1.2 million, or 172.3%, to $1.9 million for the year ended December 31, 2023, compared to $683,000 for 2022. Interest expense on deposits was $1.5 million during 2023, up $1.1 million, or 283.3%, from $402,000 for 2022. The average rate paid on interest-bearing deposits was 1.13% during 2023, up 86 basis points from 0.27% during 2022.

Net Interest Income. Net interest income was $7.8 million for the year ended December 31, 2023, up $470,000, or 6.4%, compared to 2022. Our interest rate spread was 2.56% for the years ended December 31, 2023 and 2022, respectively. Our net interest margin was 3.10% and 2.75% for the years ended December 31, 2023 and 2022, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets due to significant increases in market interest rates during 2022 and 2023. Rising market rates have also led to an increase in the average cost of our deposits.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $128,000 for the year ended December 31, 2023, compared to a reversal of $375,000 in 2022. In 2023, the provision for credit losses was largely attributable to loan growth that necessitated additional loan provisions according to the Bank’s current expected credit losses model. The reversal during the 2022 period primarily reflected the release of reserve builds recorded during 2020 for the estimated effects of the COVID-19 pandemic on credit quality.

Non-interest Income. Non-interest income totaled $1.6 million for the year ended December 31, 2023, up $416,000, or 35.5%, compared to $1.2 million for 2022. In 2023, income from the CDFI Fund’s BEA Program grant totaled $437,000, up $266,000 from the amount received and recognized in 2022. The BEA Program grants awards to depository institutions that have successfully increased their investments in economically distressed communities through certain qualified activities, including investments in CDFIs and providing loans, investments and financial services to businesses and residents located in distressed communities.

Non-interest income for 2023 also included the $92,000 loss on the sale of investment securities discussed previously. The securities were sold for a total of $1.9 million.

Income from bank-owned life insurance (“BOLI”) increased by $95,000, or 30.3%, to $409,000 for the year ended December 31, 2023, compared to 2022, largely due to an aggregate of $10.0 million in additional BOLI policies purchased in March and April of 2022.

Non-interest income for the year ended December 31, 2022 included losses on the disposal of fixed assets of $77,000. Of the losses on disposed assets, $55,000 was attributable to branch signage that was replaced due to our rebranding.

Non-interest Expense. Non-interest expense totaled $8.6 million for the year ended December 31, 2023, down $141,000, or 1.6%, compared to 2022. Total non-interest expense for year ended December 31, 2022 included $214,000 of rebranding-related expenses.

Salaries and employee benefits expense totaled $4.7 million for the year ended December 31, 2023, down $151,000, or 3.1%, compared to 2022 primarily due to a lower employee count in 2023. These cost savings were partially offset by higher stock compensation expense in 2023. Stock compensation expense related to awards granted in September 2022 and included in salaries and employee benefits expense totaled $277,000 for the year ended December 31, 2023, compared to $110,000 in 2022.

Directors’ fees for the year ended December 31, 2023 included $245,000 of stock compensation expense, compared to $82,000 in 2022. Total directors’ fees were $463,000 in 2023, up $161,000 compared to 2022.

Data processing and communication expense totaled $911,000 for the year ended December 31, 2023, up $70,000, or 8.3%, compared to 2022 primarily due to annual rate increases by our core system provider and growth in the volume of accounts. For the year ended December 31, 2022, data processing and communication expense included $30,000 of re-branding related expenses.

Professional fees totaled $486,000 for the year ended December 31, 2023, down $52,000, or 9.7%, from 2022. The Company incurred professional fees in 2022 for assistance with the initial grants under our 2022 Stock Option Plan and 2022 Recognition and Retention Plan. Professional fees associated with obtaining our 2023 and 2022 BEA grants totaled $66,000 and $26,000, respectively.

Foreclosed assets expense totaled $72,000 for the year ended December 31, 2023, compared to $5,000 for 2022. The Company realized losses of $66,000 on the sale of real estate held as foreclosed assets during 2023. Prior to the losses recorded in 2023, the real estate properties had a total carrying value of $381,000, of which $320,000 was held at December 31, 2022. The remaining properties were acquired and sold in 2023.

Advertising and marketing expense totaled $100,000 for the year ended December 31, 2023, down $140,000 from 2022. Advertising and marketing expense for the year ended December 31, 2022 included rebranding-related expenses of $124,000.

Income Tax Expense. The Company reported income tax expense of $81,000 for the year ended December 31, 2023 and an income tax benefit of $21,000 for the year ended December 31, 2022. The change in income taxes over the comparable periods was primarily due to the increase in taxable earnings during 2023.

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

Net Interest Income Analysis.  We model and analyze potential changes to net interest income over a twelve-month period under rising and falling interest rate scenarios. Our primary model used to analyze the impact of changes in interest rates on net interest income assumes a static balance sheet, applies immediate and sustained rate shocks and assumes no management intervention over the forecast period.  The following table summarizes the results of our net interest income model as of December 31, 2023, which estimates the impact of immediate and sustained changes in interest rates on net interest income over the following twelve months.

(Dollars in thousands)	Net Interest Income	$ Change	% Change
Change in Interest Rates in Basis Points (Rate Shock):
200	$7,758	$(714)	(8.4)%
100	7,704	(768)	(9.1)
Static	7,705	(767)	(9.1)
(100)	8,314	(158)	(1.9)
(200)	7,974	(498)	(5.9)

The above table indicates that as of December 31, 2023, in the event of an immediate and sustained 100 basis point decrease in interest rates, our net interest income for the 12 months ending December 31, 2024 would be expected to decrease by $158,000 or 1.9%. In January 2024, the Company initiated a strategy involving the sale of a substantial portion of its available-for-sale investment securities. The Company expects to deploy the net sales proceeds into a mix of cash and higher-yielding earning assets to improve net interest income and our exposure to interest rate risk. Refer to Note 17 of the financial statements included in Item 8 of this Form 10-K for more information.

Economic Value of Equity.  Economic value of equity (“EVE”) represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The following table sets forth our EVE as of December 31, 2023 and reflects the changes to EVE as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			EVE as % of Fair Value of Assets
(Dollars in thousands)	Amount	$ Change	% Change	EVE Ratio	Change
Change in Interest Rates In Basis Points (Rate Shock):
200	$85,544	$(3,604)	(4.0)%	34.9	0.1%
100	86,902	(2,246)	(2.5)	34.6	(0.2)
Static	89,148	-	-	34.8	-
(100)	94,139	4,991	5.6	36.1	1.3
(200)	97,006	7,858	8.8	36.4	1.6

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities of securities. We also have the ability to borrow from the FHLB, Federal Reserve Bank of Atlanta, and our primary correspondent bank.

At December 31, 2023, our borrowed funds consisted of a $10 million BTFP advance and FHLB advances with a carrying value of $9.4 million. The table below summarizes our unused and available liquidity sources as of December 31, 2023.

(Dollars in thousands)	12/31/2023
Advances from the Federal Home Loan Bank of Dallas	$48,467
Line of credit with primary correspondent bank	17,800
Federal Reserve's Bank Term Funding Program	1,434
Federal Reserve Discount Window	718
Unpledged available-for-sale investment securities, at fair value	25,385
Total unused and available liquidity	$93,804

Pledged securities under the BTFP are valued at par when determining borrowing capacity. The total par value of unpledged investment securities eligible as collateral for advances under the BTFP was $16.5 million at December 31, 2023. The Bank refinanced and acquired additional BTFP advances during January 2024. At March 22, 2024, the Bank had one $20.0 million BTFP advance with a rate of 4.76% and a maturity date of January 15, 2025.

The Company also had a $20.0 million custodial letter of credit outstanding from the FHLB as of December 31, 2023, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. During the first quarter of 2024, the Company increased this letter of credit to $40.0 million to collateralize public fund deposits as we pursue the investment securities strategy discussed in Note 17 of the financial statements included in Item 8 of this Form 10-K.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The details of these cash flow classifications are presented on the statement of cash flows included in Item 8 of this Form 10-K. The most significant uses and sources of cash flows during the year ended December 31, 2023 included: $11.4 million in outflows due to the net increase in loans, $11.0 million in proceeds from maturities, paydowns, and sales of investment securities, $10.0 million in proceeds from BTFP advances, and $6.3 million in outflows for the repurchase of the Company’s common stock.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2023.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at December 31, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$141	$141	$-	$-	$-
Undisbursed portion of construction loans in process	12,914	9,320	3,594	-	-
Unused lines of credit	18,093	15,608	1,636	-	849
Unused overdraft privilege amounts	1,142	-	-	-	1,142
Letters of credit	2	2	-	-	-
Total commitments	$32,292	$25,071	$5,230	$-	$1,991

The following table summarizes our contractual cash obligations at December 31, 2023.

		Payments Due By Period
(Dollars in thousands)	Total at December 31, 2023	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$53,928	$45,467	$7,842	$619	$-
Borrowings	20,000	10,000	3,000	7,000	-
Total term debt	$73,928	$55,467	$10,842	$7,619	$-

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at December 31, 2023 and December 31, 2022. Management is not aware of any conditions or events since the most recent notification that would change our category. The following table presents actual and required capital.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Catalyst Bancorp, Inc.

Opelousas, LA

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Catalyst Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

New Iberia, LA

March 28, 2024

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Non-interest-bearing cash	$3,654	$5,092
Interest-bearing cash and due from banks	15,357	8,380
Total cash and cash equivalents	19,011	13,472
Investment securities:
Securities available-for-sale, at fair value	70,540	79,602
Securities held-to-maturity (fair values of $11,227 and $10,724, respectively)	13,461	13,475
Loans receivable, net of unearned income	144,920	133,607
Allowance for loan losses	(2,124)	(1,807)
Loans receivable, net	142,796	131,800
Accrued interest receivable	906	673
Foreclosed assets	60	320
Premises and equipment, net	6,072	6,303
Stock in correspondent banks, at cost	1,878	1,808
Bank-owned life insurance	14,026	13,617
Other assets	2,182	2,292
TOTAL ASSETS	$270,932	$263,362

LIABILITIES
Deposits
Non-interest-bearing	$28,183	$33,657
Interest-bearing	137,439	131,437
Total deposits	165,622	165,094
Borrowings	19,378	9,198
Other liabilities	1,277	558
TOTAL LIABILITIES	186,277	174,850

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,761,326 and 5,290,000 issued and outstanding at December 31, 2023 and 2022, respectively	48	53
Additional paid-in capital	45,020	51,062
Unallocated common stock held by benefit plans	(6,221)	(6,307)
Retained earnings	53,045	52,778
Accumulated other comprehensive income (loss)	(7,237)	(9,074)
TOTAL SHAREHOLDERS' EQUITY	84,655	88,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$270,932	$263,362

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2023	2022
INTEREST INCOME
Loans receivable, including fees	$7,238	$6,127
Investment securities	1,643	1,480
Other	780	407
Total interest income	9,661	8,014
INTEREST EXPENSE
Deposits	1,541	402
Borrowings	319	281
Total interest expense	1,860	683
Net interest income	7,801	7,331
Provision for (reversal of) credit losses	128	(375)
Net interest income after provision for (reversal of) credit losses	7,673	7,706
NON-INTEREST INCOME
Service charges on deposit accounts	774	731
Bank-owned life insurance	409	314
Gain (loss) on sales of investment securities	(92)	-
Gain (loss) on disposals and sales of fixed assets	-	(77)
Federal community development grant	437	171
Other	61	34
Total non-interest income	1,589	1,173
NON-INTEREST EXPENSE
Salaries and employee benefits	4,671	4,822
Occupancy and equipment	802	833
Data processing and communication	911	841
Professional fees	486	538
Directors’ fees	463	302
ATM and debit card	250	245
Foreclosed assets, net	72	5
Advertising and marketing	100	240
Franchise and shares tax	81	115
Regulatory fees and assessments	131	134
Insurance	106	135
Printing, supplies and postage	145	143
Other	361	367
Total non-interest expense	8,579	8,720
Income before income tax expense (benefit)	683	159
Income tax expense (benefit)	81	(21)
NET INCOME	$602	$180

Earnings per share - basic	$0.14	$0.04
Earnings per share - diluted	$0.14	$0.04

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Net income	$602	$180
Net change in unrealized gains (losses) on available-for-sale securities	2,233	(10,622)
Reclassification adjustment for (gains) losses included in net income	92	-
Income tax effect	(488)	2,231
Total other comprehensive income (loss)	1,837	(8,391)
Total comprehensive income (loss)	$2,439	$(8,211)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2021	$53	$50,802	$(4,179)	$52,598	$(683)	$98,591
Net income	-	-	-	180	-	180
Other comprehensive income (loss)	-	-	-	-	(8,391)	(8,391)
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(2,340)	-	-	(2,340)
ESOP shares released for allocation	-	69	212	-	-	281
Stock compensation expense	-	191	-	-	-	191
BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,778	$(9,074)	$88,512

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,778	$(9,074)	$88,512
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	602	-	602
Other comprehensive income (loss)	-	-	-	-	1,837	1,837
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	34	212	-	-	246
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	523	-	-	-	523
Repurchase of common stock	(5)	(6,310)	-	-	-	(6,315)
BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$53,045	$(7,237)	$84,655

The accompanying Notes are an integral part of these financial statements.

CATALSYT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	308	461
Federal Home Loan Bank stock dividends	(69)	(15)
Amortization of prepayment penalties on debt restructuring	180	180
Provision for (reversal of) credit losses	128	(375)
Increase in cash surrender value of bank-owned life insurance	(409)	(314)
Loss on sales of investment securities	92	-
Loss on disposals and sales of premises and equipment	-	77
Stock-based compensation	769	472
Depreciation of premises and equipment	403	448
Net write-downs and losses (gains) on the sale of foreclosed assets	66	(8)
Deferred income tax expense (benefit)	(12)	(9)
(Increase) decrease in other assets	(510)	(23)
Increase (decrease) in other liabilities	460	(302)
Net cash provided by operating activities	2,008	772
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	9,105	10,884
Proceeds from sales	1,896	-
Purchases	-	(13,207)
Net increase in loans	(11,416)	(1,607)
Proceeds from sale of foreclosed assets	320	39
Purchases of premises and equipment	(172)	(252)
Purchase of bank-owned life insurance	-	(10,000)
Net cash provided by (used in) investing activities	(267)	(14,143)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	528	(11,701)
Net advances from the Federal Reserve Bank of Atlanta	10,000	-
Purchase of stock to fund the 2022 Recognition and Retention Plan	(415)	(2,340)
Repurchase of common stock	(6,315)	-
Net cash provided by (used in) financing activities	3,798	(14,041)
NET CHANGE IN CASH AND CASH EQUIVALENTS	5,539	(27,412)
CASH AND CASH EQUIVALENTS, beginning of period	13,472	40,884
CASH AND CASH EQUIVALENTS, end of period	$19,011	$13,472

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	125	10

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$1,402	$496
Cash paid for income taxes	-	243

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

Catalyst Bank, which is the sole subsidiary of the Company, provides a variety of banking services to individuals and businesses within its principal market area consisting of St. Landry Parish, Evangeline Parish, Acadia Parish and Lafayette Parish, Louisiana, and is subject to competition from other financial institutions. The Bank is a federal savings association subject to examination and regulation by the Office of the Comptroller of the Currency (OCC), and is also subject to examination by the FDIC as deposit insurer. Effective October 16, 2019, the Bank elected to be a “covered association” pursuant to a provision of the Economic Growth Regulatory Relief and Consumer Protection Act (EGRRCPA), that permits a federal savings association to elect to exercise national bank powers without converting to a national bank charter. The Bank’s primary deposit products are demand and NOW accounts, money market accounts, savings accounts and certificates of deposit. Its primary lending products are single family residential loans, commercial loans, and consumer loans. The Bank is also subject to the regulations of certain federal agencies and undergoes periodic examinations by those agencies.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change relate to the fair value of available-for-sale securities, the determination of the allowance for credit losses on financial assets held at amortized cost and the valuation for foreclosed assets. While management uses its best judgment and reviews estimates and related assumptions periodically, actual results could differ from those estimates.

A large majority of the Company’s investment securities are classified as available-for-sale and reported at fair value with changes in unrealized gains and losses, net of tax, included in other comprehensive income. The fair value of investment securities are highly sensitive to changes in market interest rates and the current and projected financial condition of the related issuer. Declines in fair value of available-for-sale securities may result in a charge to earnings through the provision for credit losses if management believes the Company will not be able to recover the full cost of the securities.

A majority of the Company’s loans and foreclosed assets are secured by real estate in local markets which are largely rural. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed assets are susceptible to changes in local market conditions. While management uses available information to recognize losses on loans and foreclosed assets, further reductions in the carrying amount of loans and foreclosed assets may be necessary based on changes in local economic conditions. In addition, regulatory agencies, as an integral part of their examination process, periodically review the Company’s estimated losses on loans and foreclosed assets. While management is responsible for the establishment of the allowance for credit losses on loans and for adjusting such allowance through provisions for credit losses, as a result of such regulatory reviews management may determine that an increase or decrease in the allowance or provision for credit losses may be necessary. Because of these factors, it is reasonably possible that the estimated losses on loans and foreclosed assets may change materially in the near-term. However, the amount of the change that is reasonably possible cannot be estimated.

Adjustment of Prior Period Financial Statements

Management corrected an error related to the measurement of the Company’s net deferred income tax asset and accrued income taxes receivable, which are included in other assets on the statement of financial condition. There was no impact to net income for the years ended December 31, 2023 and 2022. The adjustments resulted in a $38,000 increase to retained earnings at December 31 2022, and 2021 and a corresponding $38,000 increase in other assets at December 31, 2022.

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

Investment Securities

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at or during the years ended December 31, 2023 or 2022.

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

On January 1, 2023, the Company adopted the guidance under Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the Financial Accounting Standards Board (“FASB”) under Topic 326 of the Accounting Standards Codification (“ASC 326”). ASC 326 requires expected credit related losses for available-for-sale debt securities to be recorded through an allowance for credit losses, while non-credit related losses are recognized through other comprehensive income. Similarly, ASC 326 requires held-to-maturity debt securities to be presented at an amount net of a current estimate of expected credit losses, though the held-to-maturity debt securities are still reported at amortized cost under the new guidance.  Under ASC 326, consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value when estimating credit losses. See the “Recent Accounting Pronouncements” section of this note for more information on the adoption of ASC 326.

Under former GAAP, we assessed our investment securities for other-than-temporary impairment and any declines in fair value that were deemed other-than-temporary resulted in a direct write-down to the amortized cost basis of the related security. Factors affecting the determination of whether an other-than-temporary impairment occurred included, among other things, (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, (3) that the Company does not intend to sell these securities, and (4) it is more likely than not that the Company will not be required to sell before a period of time sufficient to allow for any anticipated recovery in fair value.

Loans Receivable

Loans receivable are carried at the amount of unpaid principal balances, net of deferred loan-origination fees and discounts and the allowance for loan losses. Interest income on loans receivable is accrued at the applicable interest rate based on the unpaid principal balance. Loan origination fees and direct costs are deferred and amortized as an adjustment to loan yield (interest income) over the term of the related loans. Unamortized net fees or costs are recognized in interest income upon early repayment of the loans.

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

The allowance for loan losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.

Allowance for Credit Losses

On January 1, 2023, the Company adopted the guidance in ASU No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The main provisions of the ASU have been codified by the FASB in ASC 326. The new standard changed the impairment model for most financial assets that are measured at amortized cost, including off-balance sheet credit exposures, from an incurred loss model to a model that estimates current expected credit losses (“CECL”) over the full life of the financial asset. Determining the appropriateness of the allowance requires judgment by management about the effect of matters that are inherently uncertain. Changes in factors and forecasts used in evaluating the overall loan portfolio may result in significant changes in the allowance for credit losses and related provision expense in future periods. The allowance level is influenced by loan volumes, loan asset quality ratings, delinquency status, historical credit loss experience, loan performance characteristics, forecasted information and other conditions influencing loss expectations. Changes to the assumptions in the model in future periods could have a material impact on the Company’s consolidated financial statements.

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

Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools under ASC 326. Generally, management considers loans rated as substandard for individual analysis or when we have identified certain unique characteristics that impact the risk of credit loss. These characteristics include, but are not limited to, the creditworthiness of the borrower, the reliability of the primary source of repayment, the quality of the collateral, the size of the loan or relationship, and the industry of the borrower. The allowance for credit losses on individually evaluated, collateral-dependent loans is based on a comparison of the recorded investment in the loan with the fair value of the underlying collateral. Alternatively, we estimate credit losses on individual loans by comparing the loan’s recorded investment to the loan’s estimated fair value based on discounted cash flows or an observable market price.

The sum of the allowance for losses on loans, other financial assets held at amortized cost, and unfunded lending commitments is referred to as the allowance for credit losses. See the “Recent Accounting Pronouncements” section of this note for more detailed information on the adoption of ASC 326 and its impact on the financial statements.

Prior to the adoption of guidance under ASC 326, an allowance for loan losses was established through a provision for loan losses charged to earnings in the period in which management determined loan losses were probable and reasonably estimable. The allowance consisted of specific and general components. The specific component related to loans that were individually evaluated and considered impaired. For such loans that were classified as impaired, an allowance was established when the discounted cash flows, collateral value or observable market price of the impaired loan was lower than the carrying value of that loan. The general component covered loans collectively evaluated for impairment. Loans collectively evaluated for impairment were segregated into large groups of homogenous loans to determine the allowance for loan losses for each group, which was based on historical loss experience adjusted for qualitative factors.

A loan was considered impaired when, based on current information and events, it was probable that the Company would be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Management measured impairment on a loan-by-loan basis for loans specifically identified for individual evaluation. Factors considered by management when loans were identified for evaluation included payment status, collateral value, and the probability of collecting scheduled principal payments when due. Impairment on loans that were individually considered impaired was measured on a loan-by-loan basis by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price or the fair value of the collateral if the loan is collateral dependent.

Foreclosed Assets

Foreclosed assets include real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value, less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses on loans. After foreclosure, valuations are periodically performed and losses are recognized through a charge to earnings when the carrying amount of the foreclosed asset exceeds the estimate of its fair value, less costs to sell. Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the assets are included in foreclosed assets expense. At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively.

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

Stock in Correspondent Banks

As a member of the Federal Home Loan Bank (“FHLB”) and as client of First National Bankers Bank (“FNBB”), the Bank purchased and holds shares of capital stock in the FHLB and FNBB. The stock does not have a readily determinable fair value and is carried at cost, which approximates fair value. The Company’s investments in equity securities without readily determinable fair value are assessed for impairment and any impairment losses are included in net income. For the years ended December 31, 2023 and 2022, no impairment had been recognized.

Bank-owned Life Insurance

The Company purchased single-premium life insurance on certain employees of the Bank. The investments in bank-owned life insurance are reported at their cash surrender and changes in the cash surrender value are classified as non-interest income. The insurance policies can be surrendered without penalties or charges imposed by the insurance carriers. Upon any surrender, a gain would be recognized as ordinary income.

Government Grants

The Bank applies for and receives grant proceeds from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund. The CDFI Fund helps promote access to capital and local economic growth in urban and rural low-income communities across the nation through monetary awards and the allocation of tax credits. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, ASC 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities – Revenue Recognition, that require conditions of the grant to be met in order to recognize the income.

During the years ended December 31, 2023 and 2022, the Bank received and recognized $437,000 and $171,000, respectively, of income due to grants from the CDFI Bank Enterprise Award Program. The Bank met the conditions of the grant by providing loans and financial services directly to residents and businesses located in distressed communities. Income from the federal community development grants are reported in non-interest income.

Income Taxes

Deferred taxes are provided for accumulated temporary differences due to basis differences for assets and liabilities for financial reporting and income tax purposes. The Company’s temporary differences relate primarily to differences between the GAAP and tax basis of available-for-sale securities, fixed assets and other real estate owned.

ASC 740 requires that a tax position be recognized or derecognized based on a “more likely than not” threshold. This applies to positions taken or expected to be taken in a tax return where there is uncertainty about whether a tax position will ultimately be sustained upon examination. The Company has evaluated its tax position and determined that it does not have any uncertain tax positions that meet criteria under ASC 740. The Company’s management believes it is no longer subject to income tax examinations for fiscal years prior to December 31, 2020.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered in off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments

The Company follows the guidance of ASC 825, Financial Instruments, and ASC 820, Fair Value Measurements. This guidance permits entities to measure many financial instruments and certain other items at fair value. No assets have been elected to be reported at fair value. The objective is to improve financial reporting by providing the Company with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Under this guidance, fair value measurements are not adjusted for transaction costs. This guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

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

Loans Individually Evaluated for Credit Losses

The fair value of loans individually evaluated for credit losses is measured by the fair value of the collateral if the loan is collateral dependent. Fair value of the collateral is determined by appraisals or by independent valuation. Loans individually evaluated for credit losses are classified within Level 3 of the fair value hierarchy.

Bank-owned Life Insurance

The cash surrender value of bank-owned life insurance approximates its fair value and is classified within Level 2 of the fair value hierarchy.

Non-maturity Deposit Liabilities

Under ASC 825-10, the fair value of deposits with no stated maturity, such as non-interest-bearing  and interest-bearing demand deposits, NOW, money market, and savings accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 2 of the fair value hierarchy.

Certificates of Deposit

All certificates are assumed to remain on the Company’s books until maturity without any change in coupon. Fair values are estimated using market pricing data for new CDs of similar structure and remaining maturity. Certificates of deposit are classified within Level 2 of the fair value hierarchy.

Borrowings

Data is taken from the Company’s FHLB Customer Profile report and advance statement from the Federal Reserve Bank of Atlanta. All borrowings are priced using current advance pricing data from the FHLB’s and Federal Reserve’s Discount Window website for new borrowings of similar structure and remaining maturity. Borrowings are classified within Level 2 of the fair value hierarchy.

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

Advertising Costs

The Company expenses all advertising costs as incurred. There were no direct response advertising costs capitalized as of December 31, 2023 or 2022.

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

At adoption of ASC 326, management also evaluated its securities portfolio for credit losses. The types of securities in the Company’s portfolio have a long history of minimal credit risk and management did not expect or estimate any credit losses to occur over the life of these assets.

For more detailed information on the Company’s accounting policies under ASC 326 and the calculation of the allowance for credit losses, see the “Investment Securities” and “Allowance for Credit Losses” subsections of this note.

ASU No. 2022-02. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (ASC 326): Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures. The amendments in this ASU respond to feedback received by the FASB during the post-implementation review of the amendments included in ASU 2016-13. The amendments in ASU 2022-02 eliminate the accounting guidance for TDRs by creditors in ASC 310-40, Receivables – Troubled Debt Restructurings by Creditors and enhance disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  Under the amendments in ASU 2022-02, an entity must apply the guidance under ASC 310-20 to determine whether a modification results in a new loan or a continuation of an existing loan rather than applying the guidance for TDRs. The amendments in ASU 2022-02 were effective at adoption of the amendments in ASU 2016-13. The implementation of ASU 2022-02 did not materially impact the Company’s financial statements or disclosures.

Accounting Standards Updates Issued, but Not Adopted

ASU No. 2023-09. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The Company expects to adopt the amendments in ASU 2023-09 for periods beginning after December 31, 2024.

NOTE 2. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Year Ended December 31,
(In thousands, except per share data)	2023	2022
Numerator
Net income available to common shareholders	$602	$180

Denominator
Weighted average common shares outstanding	4,972	5,290
Weighted average unallocated common stock held by benefit plans	(589)	(433)
Weighted average shares - basic	4,383	4,857
Effect of dilutive stock-based awards:
Stock options	-	-
Restricted stock	4	-
Weighted average shares - assuming dilution	4,387	4,857

Basic earnings per common share	$0.14	$0.04
Diluted earnings per common share	0.14	0.04

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 288,093 and 99,000 for the years ended December 31, 2023 and 2022, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 52,829 for the year ended December 31, 2023 and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares related to restricted stock awards that were anti-dilutive during the year ended December 31, 2022.

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	$14	$(8,206)	$57,512
U.S. Government and agency obligations	7,999	-	(611)	7,388
Municipal obligations	5,998	7	(365)	5,640
Total available-for-sale	$79,701	$21	$(9,182)	$70,540
Securities held-to-maturity
U.S. Government and agency obligations	$13,003	$-	$(2,210)	$10,793
Municipal obligations	458	-	(24)	434
Total held-to-maturity	$13,461	$-	$(2,234)	$11,227

	December 31, 2022
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$74,044	$15	$(9,892)	$64,167
U.S. Government and agency obligations	10,979	-	(1,062)	9,917
Municipal obligations	6,065	4	(551)	5,518
Total available-for-sale	$91,088	$19	$(11,505)	$79,602
Securities held-to-maturity
U.S. Government and agency obligations	$13,006	$-	$(2,718)	$10,288
Municipal obligations	469	-	(33)	436
Total held-to-maturity	$13,475	$-	$(2,751)	$10,724

There were no securities transferred between classifications during the years ended December 31, 2023 and 2022. During the year ended December 31, 2023, the Company sold two available-for-sale investment securities for a total loss of $92,000. Proceeds from the sales totaled $1.9 million.

Accrued interest receivable on the Company’s investment securities totaled $241,000 and $257,000 at December 31, 2023 and 2022, respectively.

Investment securities with a carrying amount of $44.6 million and $20.4 million were pledged to secure public deposits as required or permitted by law at December 31, 2023 and 2022, respectively. At December 31, 2023, investment securities with a carrying value of $11.1 million were pledged to the Federal Reserve Bank of Atlanta as collateral for borrowings.

At December 31, 2023 and 2022, other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at December 31, 2023 and December 31, 2022:

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,643	$-	$-
After one through five years	10,676	10,226	2,334	2,095
After five through ten years	14,909	13,673	7,124	5,899
After ten years	52,416	44,998	4,003	3,233
Total	$79,701	$70,540	$13,461	$11,227

	December 31, 2022
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,000	$962	$-	$-
After one through five years	11,496	10,634	2,343	2,031
After five through ten years	17,139	15,699	7,125	5,611
After ten years	61,453	52,307	4,007	3,082
Total	$91,088	$79,602	$13,475	$10,724

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at December 31, 2023 and December 31, 2022 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$554	$(1)	$55,959	$(8,205)	$56,513	$(8,206)
U.S. Government and agency obligations	-	-	7,388	(611)	7,388	(611)
Municipal obligations	-	-	3,992	(365)	3,992	(365)
Total available-for-sale	$554	$(1)	$67,339	$(9,181)	$67,893	$(9,182)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,793	$(2,210)	$10,793	$(2,210)
Municipal obligations	-	-	434	(24)	434	(24)
Total held-to-maturity	$-	$-	$11,227	$(2,234)	$11,227	$(2,234)
Total	$554	$(1)	$78,566	$(11,415)	$79,120	$(11,416)

	December 31, 2022
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$9,759	$(546)	$53,402	$(9,346)	$63,161	$(9,892)
U.S. Government and agency obligations	-	-	9,917	(1,062)	9,917	(1,062)
Municipal obligations	602	(16)	3,885	(535)	4,487	(551)
Total available-for-sale	$10,361	$(562)	$67,204	$(10,943)	$77,565	$(11,505)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,288	$(2,718)	$10,288	$(2,718)
Municipal obligations	120	(6)	316	(27)	436	(33)
Total held-to-maturity	$120	$(6)	$10,604	$(2,745)	$10,724	$(2,751)
Total	$10,481	$(568)	$77,808	$(13,688)	$88,289	$(14,256)

At December 31, 2023 and 2022, the Company held 92 and 96 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company has not established an allowance for credit losses for its available-for-sale or held-to-maturity securities at December 31, 2023.

Under ASC 326, management evaluates available-for-sale securities in unrealized loss positions to determine if the decline in the fair value of each security below its amortized cost basis is due to credit-related factors or noncredit-related factors. See Note 1 for more information on the adoption of ASC 326.

Prior to the adoption of ASC 326, management evaluated securities for other-than-temporary impairment and, as of December 31, 2022, no declines in fair value were deemed to be other-than-temporary.

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Real estate loans
One- to four-family residential	$83,623	$87,508
Commercial real estate	21,478	19,437
Construction and land	13,857	6,172
Multi-family residential	3,373	3,200
Total real estate loans	122,331	116,317
Other loans
Commercial and industrial	19,984	13,843
Consumer	2,605	3,447
Total other loans	22,589	17,290
Total loans	144,920	133,607
Less: Allowance for loan losses	(2,124)	(1,807)
Net loans	$142,796	$131,800

At December 31, 2023 and 2022, real estate loans totaling $81.2 million and $64.1 million, respectively, were pledged as collateral to the FHLB of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $659,000 and $411,000 at December 31, 2023 and 2022, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses by collateral type for the years ended December 31, 2023 and 2022.

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact(1)	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(184)	$(67)	$109	$1,240
Commercial real estate	248	(53)	18	-	-	213
Construction and land	74	40	169	-	-	283
Multi-family residential	40	5	5	-	-	50
Commercial and industrial	175	51	75	-	1	302
Consumer	46	8	4	(35)	13	36
Total for loans	$1,807	$209	$87	$(102)	$123	$2,124
Unfunded lending commitments(2)	-	216	41	-	-	257
Total	$1,807	$425	$128	$(102)	$123	$2,381
(1)	Refer to Note 1 for more information on the adoption of ASC 326.
(2)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Year Ended December 31, 2022
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for loan losses
One- to four-family residential	$1,573	$(280)	$(154)	$85	$1,224
Commercial real estate	370	(122)	-	-	248
Construction and land	55	19	-	-	74
Multi-family residential	73	(33)	-	-	40
Commercial and industrial	137	37	(21)	22	175
Consumer	68	4	(35)	9	46
Total	$2,276	$(375)	$(210)	$116	$1,807

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$127	$1,113	$1,240	$216	$1,008	$1,224
Commercial real estate	-	213	213	-	248	248
Construction and land	46	237	283	-	74	74
Multi-family residential	-	50	50	-	40	40
Commercial and industrial	-	302	302	-	175	175
Consumer	-	36	36	-	46	46
Total	$173	$1,951	$2,124	$216	$1,591	$1,807
Loans
One- to four-family residential	$989	$82,634	$83,623	$2,712	$84,796	$87,508
Commercial real estate	50	21,428	21,478	51	19,386	19,437
Construction and land	132	13,725	13,857	33	6,139	6,172
Multi-family residential	-	3,373	3,373	-	3,200	3,200
Commercial and industrial	-	19,984	19,984	-	13,843	13,843
Consumer	-	2,605	2,605	-	3,447	3,447
Total	$1,171	$143,749	$144,920	$2,796	$130,811	$133,607

At December 31, 2023 all loans individually evaluated for credit losses, totaling $1.2 million, were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of residential real estate loans secured by one- to four-family residential properties located in our market.

A summary of current, past due and nonaccrual loans as of December 31, 2023 and 2022 follows:

	As of December 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,391	$24	$1,103	$3,518	$79,333	$772	$83,623
Commercial real estate	126	-	50	176	21,302	-	21,478
Construction and land	-	-	-	-	13,815	42	13,857
Multi-family residential	-	-	-	-	3,373	-	3,373
Commercial and industrial	46	-	-	46	19,938	-	19,984
Consumer	12	-	-	12	2,593	-	2,605
Total	$2,575	$24	$1,153	$3,752	$140,354	$814	$144,920

	As of December 31, 2022
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,077	$191	$716	$2,984	$83,848	$676	$87,508
Commercial real estate	166	-	51	217	19,220	-	19,437
Construction and land	156	-	18	174	5,965	33	6,172
Multi-family residential	-	-	-	-	3,200	-	3,200
Commercial and industrial	-	-	-	-	13,843	-	13,843
Consumer	6	-	-	6	3,441	-	3,447
Total	$2,405	$191	$785	$3,381	$129,517	$709	$133,607

A summary of total nonaccrual loans as of December 31, 2023 and 2022 follows:

				December 31,
	December 31, 2023			2022
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	Total
Nonaccrual loans
One- to four-family residential	$1,564	$311	$1,875	$1,392
Commercial real estate	-	50	50	51
Construction and land	42	-	42	51
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,606	$361	$1,967	$1,494

The Company was not committed to lend any additional funds on nonaccrual loans at December 31, 2023 or 2022. The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans.

At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively. At December 31, 2022, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $331,000 and $50,000, respectively.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At December 31, 2023 and 2022, loans with modifications for borrowers experiencing financial difficulty totaled $683,000 and $1.0 million, respectively. During the years ended December 31, 2023 and 2022, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at December 31, 2023 or 2022.

Information on impaired loans as of December 31, 2022 follows:

	December 31, 2022
(Dollars in thousands)	Recorded Investment Without an Allowance	Recorded Investment With an Allowance	Unpaid Principal	Related Allowance
One- to four-family residential	$1,843	$869	$3,149	$216
Commercial real estate	51	-	52	-
Construction and land	33	-	42	-
Multi-family residential	-	-	-	-
Commercial and industrial	-	-	-	-
Consumer	-	-	-	-
Total	$1,927	$869	$3,243	$216

The table below presents the average balances and interest income for impaired loans for the year ended December 31, 2022.

	Year Ended
	December 31, 2022
(Dollars in thousands)	Average Recorded Investment	Interest Income Recognized
One- to four-family residential	$2,824	$58
Commercial real estate	51	-
Construction and land	35	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total	$2,910	$58

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2023. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,733	$10,979	$3,271	$2,949	$3,048	$53,462	$1,449	$2,904	$80,795
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	24	-	11	122	131	2,540	-	-	2,828
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,757	$10,979	$3,282	$3,071	$3,179	$56,002	$1,449	$2,904	$83,623
Commercial real estate
Pass	$4,476	$1,974	$2,008	$4,308	$3,423	$4,168	$90	$527	$20,974
Special Mention	-	108	104	-	-	-	-	-	212
Substandard	242	-	-	-	-	50	-	-	292
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,718	$2,082	$2,112	$4,308	$3,423	$4,218	$90	$527	$21,478
Construction and land
Pass	$56	$182	$56	$67	$24	$426	$12,872	$-	$13,683
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	132	-	13	-	29	-	-	174
Doubtful	-	-	-	-	-	-	-	-	-
Total	$56	$314	$56	$80	$24	$455	$12,872	$-	$13,857
Multi-family residential
Pass	$380	$-	$470	$-	$271	$2,252	$-	$-	$3,373
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$380	$-	$470	$-	$271	$2,252	$-	$-	$3,373
Commercial and industrial
Pass	$5,717	$2,097	$767	$300	$292	$50	$10,761	$-	$19,984
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,717	$2,097	$767	$300	$292	$50	$10,761	$-	$19,984
Consumer
Pass	$1,004	$451	$527	$270	$171	$182	$-	$-	$2,605
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,004	$451	$527	$270	$171	$182	$-	$-	$2,605
Total
Pass	$14,366	$15,683	$7,099	$7,894	$7,229	$60,540	$25,172	$3,431	$141,414
Special Mention	-	108	104	-	-	-	-	-	212
Substandard	266	132	11	135	131	2,619	-	-	3,294
Doubtful	-	-	-	-	-	-	-	-	-
Total	$14,632	$15,923	$7,214	$8,029	$7,360	$63,159	$25,172	$3,431	$144,920

The following table presents gross charge-offs and recoveries for the year ended December 31, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$67	$67
Consumer	6	7	13	1	2	6	35
Total	$6	$7	$13	$1	$2	$73	$102
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$109	$109
Commercial and industrial	-	-	-	-	-	1	1
Consumer	-	1	2	1	-	9	13
Total	$-	$1	$2	$1	$-	$119	$123

The following table presents the Company’s loan portfolio by credit quality classification as of December 31, 2022.

	December 31, 2022
(Dollars in thousands)	Pass	Special Mention	Substandard	Doubtful	Total
One- to four-family residential	$84,219	$171	$3,118	$-	$87,508
Commercial real estate	19,334	-	103	-	19,437
Construction and land	5,822	291	59	-	6,172
Multi-family residential	3,200	-	-	-	3,200
Commercial and industrial	13,843	-	-	-	13,843
Consumer	3,447	-	-	-	3,447
Total	$129,865	$462	$3,280	$-	$133,607

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Land	$1,767	$1,767
Buildings and improvements	6,150	6,116
Furniture, fixtures and equipment	1,881	1,743
Automobiles	92	92
Total premises and equipment	9,890	9,718
Accumulated depreciation	(3,818)	(3,415)
Total premises and equipment, net	$6,072	$6,303

Depreciation expense totaled $403,000 and $448,000 for the years ended December 31, 2023 and 2022, respectively.

NOTE 6. DEPOSITS

Deposits at December 31, 2023 and 2022 are summarized as follows:

	December 31, 2023		December 31, 2022
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$28,183	17.0%	$33,657	20.4%
Interest-bearing demand deposits	36,867	22.3	36,991	22.4
Money market	15,126	9.1	15,734	9.5
Savings	31,518	19.0	26,209	15.9
Certificates of deposit	53,928	32.6	52,503	31.8
Total deposits	$165,622	100.0%	$165,094	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $44.6 million and $43.4 million at December 31, 2023 and 2022, respectively.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 totaled $11.2 million and $8.9 million at December 31, 2023 and 2022, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At December 31, 2023 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2024	$45,467
2025	6,774
2026	1,068
2027	459
2028	160
Total	$53,928

NOTE 7. BORROWED FUNDS

Borrowed funds at December 31, 2023 and 2022 are summarized as follows:

	December 31,
	2023		2022
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advance from Federal Reserve Bank of Atlanta	4.83%	$10,000	-%	$-

Advances from Federal Home Loan Bank of Dallas	0.65%	$3,000	0.65%	$3,000
	0.96	3,000	0.96	3,000
	1.12	4,000	1.12	4,000
		10,000		10,000
Debt modification discount on FHLB Advances		(622)		(802)
		9,378		9,198

Total borrowings		$19,378		$9,198

During the fourth quarter of 2023, the Bank began borrowing from the Federal Reserve Bank of Atlanta through its Bank Term Funding Program (“BTFP”). At December 31, 2023, the Bank had one $10.0 million BTFP loan outstanding with a maturity date of December 27, 2024.

In December of 2020, the Bank restructured $10.0 million of its long-term borrowings from the FHLB. The debt was restructured to longer maturities at current interest rates. A prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt. The deferred prepayment penalty is amortized into interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due at maturity for the advance from the Federal Reserve Bank of Atlanta and are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at December 31, 2023 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2024	$10,000
2025	3,000
2026	-
2027	3,000
2028	4,000
Total	$20,000

At December 31, 2023 and 2022, the Company had $48.5 million and $34.2 million, respectively, in available borrowing capacity with the FHLB. Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB.

At December 31, 2023 the Company had $2.2 million in available borrowing capacity with the Federal Reserve Bank of Atlanta. Borrowings from the Federal Reserve are secured by pledging investment securities. Refer to Note 3 for more detail on pledged investment securities.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with FNBB for $17.8 million. At December 31, 2023 and 2022, these credit facilities were unused.

NOTE 8. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2023 and 2022 are summarized as follows:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Federal:
Current	$93	$-
Deferred	(12)	(21)
Total income tax expense (benefit)	$81	$(21)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent in 2023 and 2022 to income before income taxes as a result of the following:

	Year Ended December 31,
(Dollars in thousands)	2023	2022
Expected income tax expense at federal tax rate	$143	$33
Bank-owned life insurance income	(86)	(66)
Tax free investment securities income	(15)	(13)
Nondeductible stock-based compensation expense	36	24
Other	3	1
Total income tax expense (benefit)	$81	$(21)

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax assets and liabilities in the accompanying statements of financial condition include the following components:

	December 31,
(Dollars in thousands)	2023	2022
Deferred tax assets:
Allowance for loan losses	$97	$-
Net unrealized losses on available-for-sale securities	1,924	2,412
Foreclosed assets	-	102
Stock-based compensation	56	31
Other	54	45
Deferred tax assets	2,131	2,590
Deferred tax liabilities:
Allowance for loan losses	-	(24)
FHLB stock	(136)	(122)
FHLB debt modification discount	(131)	(168)
Premises and equipment, net	(328)	(353)
Deferred tax liabilities	(595)	(667)
Net deferred tax asset (liability)	$1,536	$1,923

Retained earnings at December 31, 2023 and 2022 include approximately $1.9 million accumulated prior to January 1, 1987, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

NOTE 9. CAPITAL AND REGULATORY MATTERS

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of December 31, 2023 and 2022, the Bank met all of the capital adequacy requirements to which it is subject.

At December 31, 2023 and 2022, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

As of December 31, 2022
Common Equity Tier 1 Capital	$78,527	56.17%	$9,087	>6.5%
Tier 1 Risk-Based Capital	78,527	56.17	11,184	>8.0
Total Risk-Based Capital	80,275	57.42	13,980	>10.0
Tier 1 Leverage Capital	78,527	30.37	12,929	>5.0

Share Repurchase Plans

During the year ended December 31, 2023, the Company repurchased 528,674 shares of its common stock at an average cost per share of $11.94 through the completion of repurchases of 265,000 shares under its January 2023 Repurchase Plan and 252,000 under its April 2023 Repurchase Plan, and the repurchase of another 11,674 shares pursuant to a third repurchase plan announced in November (the “November 2023 Repurchase Plan”). At December 31, 2023, the Company had common shares outstanding of 4,761,326 and 228,326 of those shares were available for repurchase under the November 2023 Repurchase Plan.

The Company’s Board of Directors approved the November 2023 Repurchase Plan on November 21, 2023. Under the November 2023 Repurchase Plan, the Company may purchase up to 240,000 shares, or approximately 5%, of the Company’s outstanding common stock.

NOTE 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features to the Company. Loans to such borrowers at December 31, 2023 and 2022 are summarized as follows:

	December 31,
(Dollars in thousands)	2023	2022
Balance at beginning of year	$2,731	$2,529
Changes in related party status	(503)	252
Originations	73	307
Repayments	(288)	(357)
Balance at end of year	$2,013	$2,731

Deposits from directors and officers totaled $4.4 million and $6.1 million at December 31, 2023 and 2022, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2023, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

NOTE 12. FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.

	Contract or Notional Amount at
	December 31,
(Dollars in thousands)	2023	2022
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$141	$1,960
Undisbursed portion of construction loans in process	12,914	7,212
Unused lines of credit	18,093	12,453
Unused overdraft privilege amounts	1,142	1,132
Letters of credit	2	4
Total	$32,292	$22,761

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

On January 1, 2023 and at adoption of ASC 326, the Company recorded an allowance for credit losses on unfunded lending commitments of $216,000. Refer to Note 1 for more information on the adoption of ASC 326. The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement. At December 31, 2023, the allowance for credit losses for unfunded lending commitments totaled $257,000. Refer to Note 4 for more information on changes to the allowance for credit losses for unfunded lending commitments during the year ended December 31, 2023.

NOTE 13. BENEFIT PLANS

401(k) Plan

The Company’s 401(k) defined contribution plan allows active participants to elect to contribute, on a tax deferred basis, a portion of their compensation not to exceed the dollar limit set by law. The plan allows employees to become eligible participants after completing one month of service and enter the 401(k) plan monthly. For the years ended December 31, 2023 and 2022, participants were permitted to make salary deferral contributions in any percentage up to 100% of the participant’s plan salary. Total contributions by each participant during each year were limited to the amount allowed by law. The Company made matching percentage contributions up to 4% of the participant’s plan salary during 2023 and 2022.

The Company incurred expense of $107,000 and $128,000 due to matching contributions during the years ended December 31, 2023 and 2022, respectively, in connection with the plan, which are included in salaries and employee benefits expense in the statements of income.

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

The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned or unallocated ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. At December 31, 2023 and 2022, unallocated ESOP shares had a carrying value of $3.8 million and $4.0 million, respectively.

The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability. For each of the years ended December 31, 2023 and 2022, the ESOP allocated 21,160 shares. Compensation expense related to the ESOP totaled $245,000 and $281,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023 and 2022, there were 375,590 and 396,750 unallocated ESOP shares, respectively, with fair values of approximately $4.1 million and $5.0 million, respectively, based on closing quoted market price per share as of such dates.

Stock-based Compensation Plans

In March 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement (“2022 Recognition and Retention Plan”), which were approved by shareholders at our annual meeting on May 17, 2022. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. The Company granted the initial awards under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan on September 1, 2022.

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

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. The following key management assumptions were used to value the options granted during the years ended December 31:

(Dollars in thousands)	2023	2022
Expected life (in years)	6.50	6.50
Expected volatility	33.73%	32.55%
Expected dividend yield	1.50%	1.50%
Risk free rate	4.27%	3.26%

The following table summarizes stock option activity for the periods indicated.

Stock options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2021	-	$-	$-
Granted	295,340	13.30	4.36
Forfeited	-	-	-
Exercised	-	-	-
Outstanding, December 31, 2022	295,340	13.30	4.36	9.67
Granted	21,160	11.30	4.04
Forfeited	(21,160)	13.30	4.36
Exercised	-	-	-
Outstanding, December 31, 2023	295,340	$13.16	$4.34	8.76

Exercisable at December 31, 2023	54,836	$13.30	$4.36	8.67

Total stock option expense, allocated between salaries and employee benefits expense and directors’ fees, was $234,000 and $86,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was $960,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.8 years.

Restricted Stock

Under the terms of the 2022 Recognition and Retention Plan, the Company contributed sufficient funds to the Recognition and Retention Plan Trust for the purchase of 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. At December 31, 2023, 189,432 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.5 million. At December 31, 2022, 179,808 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.3 million. Unallocated shares of restricted stock awards are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. All restricted stock awards granted have been issued with a five-year vesting period.

The following table summarizes restricted stock award activity for the periods indicated.

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards, December 31, 2021	-	$-
Granted	119,336	13.30
Forfeited	-	-
Vested	-	-
Unvested awards, December 31, 2022	119,336	13.30
Granted	8,464	11.30
Forfeited	(8,464)	13.30
Vested	(22,168)	13.30
Unvested awards, December 31, 2023	97,168	$13.13

Total restricted stock expense, allocated between salaries and employee benefits expense and directors’ fees, was $289,000 and $105,000 for the years ended December 31, 2023 and 2022, respectively. At December 31, 2023, there was $1.2 million of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a period of 3.8 years.

NOTE 14. CONCENTRATION OF CREDIT

The largest segment of the Company’s total loan portfolio consists of one- to four-family residential real estate loans, the majority of which are secured by residential properties located in rural communities of the Acadiana region. Accordingly, the ultimate collectability of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed assets are dependent upon local economic conditions.

The Company maintains deposit accounts at other financial institutions which periodically exceed the federally insured limits. Management believes that the risk is limited because of the nature and financial strength of the institutions involved.

NOTE 15. FAIR VALUE MEASUREMENTS

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

Fair value measurements of assets and liabilities measured on a recurring basis at December 31, 2023 and 2022 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Available-for-sale securities	$70,540	$-	$70,540	$-

December 31, 2022
Available-for-sale securities	$79,602	$-	$79,602	$-

Fair value measurements of assets and liabilities measured on a nonrecurring basis at December 31, 2023 and 2022 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2023
Loans individually evaluated for credit losses	$374	$-	$-	$374
Foreclosed assets	60	-	-	60
Total	$434	$-	$-	$434
December 31, 2022
Loans individually evaluated for credit losses	$898	$-	$-	$898
Foreclosed assets	320	-	-	320
Total	$1,218	$-	$-	$1,218

At December 31, 2023 and 2022, individually evaluated loans with a recorded investment of $547,000 and $1.1 million, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the year ended December 31, 2023, the Company incurred total losses on the sale of foreclosed assets of $66,000. During the year ended December 31, 2022, no impairment losses on foreclosed assets were recognized.

The fair value of loans individually evaluated and foreclosed assets is estimated using third-party appraisals of the collateral or asset held less estimated costs to sell and discounts to reflect current conditions.

Accounting Standards Codification 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, requires that the Company disclose estimated fair values for its financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company. Fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments

The methods and assumptions used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value are described in Note 1.

The estimated fair values of the Company’s financial instruments as of December 31, 2023 and 2022 are as follows:

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,011	$19,011	$19,011	$-	$-
Investment securities:
Available-for-sale	70,540	70,540	-	70,540	-
Held-to-maturity	13,461	11,227	-	11,227	-
Loans receivable, net	142,796	132,742	-	-	132,742
Bank-owned life insurance	14,026	14,026	-	14,026	-
Financial Liabilities:
Deposits	165,622	164,710	-	164,710	-
Borrowed funds	19,378	18,807	-	18,807	-

	December 31, 2022
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$13,472	$13,472	$13,472	$-	$-
Investment securities:
Available-for-sale	79,602	79,602	-	79,602	-
Held-to-maturity	13,475	10,724	-	10,724	-
Loans receivable, net	131,800	121,208	-	-	121,208
Bank-owned life insurance	13,617	13,617	-	13,617	-
Financial Liabilities:
Deposits	165,094	163,797	-	163,797	-
Borrowed funds	9,198	8,484	-	8,484	-

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

NOTE 16. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial statements of Catalyst Bancorp, Inc. (parent company only) are shown below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2023	2022
ASSETS
Cash and due from banks	$2,525	$6,603
Investment in bank subsidiary	72,999	70,564
Investment securities available-for-sale, at fair value	8,856	10,969
Other assets	354	390
TOTAL ASSETS	$84,734	$88,526

LIABILITIES
Other liabilities	79	14
TOTAL LIABILITIES	79	14

SHAREHOLDERS' EQUITY
Common stock	48	53
Additional paid-in capital	45,020	51,062
Unallocated common stock held by benefit plans	(6,221)	(6,307)
Retained earnings	53,045	52,778
Accumulated other comprehensive income (loss)	(7,237)	(9,074)
TOTAL SHAREHOLDERS' EQUITY	84,655	88,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$84,734	$88,526

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
(Dollars in thousands)	2023	2022
INTEREST INCOME
Investment securities	$172	$173
NON-INTEREST INCOME
Loss on sales of investment securities	(92)	-
NON-INTEREST EXPENSE
Professional fees	141	168
Data processing and communication	35	31
Franchise tax	48	63
Other	85	86
Total non-interest expense	309	348
Income (loss) before income tax expense (benefit)	(229)	(175)
Income tax expense (benefit)	(48)	(60)
Income (loss) before equity in undistributed earnings of subsidiary	(181)	(115)
Equity in undistributed earnings of subsidiary	783	295
NET INCOME	$602	$180

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(Dollars in thousands)	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$602	$180
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(783)	(295)
Investment securities amortization, net	19	32
Loss on sales of investment securities	92	-
(Increase) decrease in other assets	38	(349)
Increase (decrease) in other liabilities	(23)	291
Net cash used in operating activities	(55)	(141)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on ESOP loan	289	289
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	522	828
Proceeds from sales	1,896
Purchases	-	(1,625)
Net cash provided by (used in) investing activities	2,707	(508)
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of stock to fund the 2022 Recognition and Retention Plan	(415)	(2,340)
Repurchase of common stock	(6,315)	-
Net cash used in financing activities	(6,730)	(2,340)
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,078)	(2,989)
CASH AND CASH EQUIVALENTS, beginning of period	6,603	9,592
CASH AND CASH EQUIVALENTS, end of period	$2,525	$6,603

NOTE 17. SUBSEQUENT EVENTS

In the first quarter of 2024, the Company decided to implement a strategy involving the sale of approximately 50% of its available-for-sale investment securities. Through March 22, 2024, the Company has sold $38.5 million of available-for-sale investment securities for a pre-tax loss of $4.8 million. The Company expects to deploy the net sales proceeds into a mix of cash and higher-yielding earning assets to improve net interest income and manage interest rate risk.

In addition, the Bank refinanced and acquired additional BTFP advances during January 2024. At March 22, 2024, the Bank had one $20.0 million BTFP advance with a rate of 4.76% and a maturity date of January 15, 2025.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

(c)	No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

In the first quarter of 2024, the Company decided to implement a strategy involving the sale of approximately 50% of its available-for-sale investment securities. Through March 22, 2024, the Company has sold $38.5 million of available-for-sale investment securities for a pre-tax loss of $4.8 million. The Company expects to deploy the net sales proceeds into a mix of cash and higher-yielding earning assets to improve net interest income and manage interest rate risk.

In addition, the Bank refinanced and acquired additional BTFP advances during January 2024. At March 22, 2024, the Bank had one $20.0 million BTFP advance with a rate of 4.76% and a maturity date of January 15, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management -Section 16(a) Beneficial Ownership Reporting Compliance” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Equity Compensation Plan Information. The following table provides information as of December 31, 2023 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	392,508	$13.15	325,924
Equity compensation plans not approved by security holders	-	-	-
Total	392,508	$13.15	325,924

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Indebtedness of Management and Related Party Transactions” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 00447)
Consolidated Statements of Financial Condition as of December 31, 2023 and 2022
Consolidated Statements of Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Catalyst Bancorp, Inc.	(1)
3.2	Bylaws of Catalyst Bancorp, Inc.	(1)
4.2	Description of Securities	(2)
10.1	Employment Agreement by and among Catalyst Bank and Joseph Zanco*	(3)
10.2	Restricted Executive Benefit Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.3	St. Landry Homestead Federal Savings Bank Supplemental Life Insurance Agreement*	(1)
10.4	Employment Agreement by and among Catalyst Bank and Amanda B. Quebedeaux*	(4)
10.5	Employment Agreement by and among Catalyst Bank and Jacques L. J. Bourque*	(5)
10.6	Catalyst Bancorp, Inc. 2022 Stock Option Plan*	(6)
10.7	Catalyst Bancorp, Inc. 2022 Recognition and Retention Plan and Trust Agreement*	(7)
23.0	Consent of Castaing, Hussey& Lolan, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
97.0	Catalyst Bancorp, Inc. Clawback Policy	Filed Herewith
101

The following financial information from Catalyst Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

		Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	Filed Herewith
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the like-numbered exhibit number in Company’s Registration Statement on Form S-1, filed with the SEC on March 12, 2021 (File No. 333-254200).
(2)	Incorporated by reference from the like-numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed March 29, 2022 (SEC File No. 001-40893).
(3)	Incorporated by reference from Exhibit 10.1 included in the Company’s Current Report on Form 8-K, dated July 17, 2023 and filed July 21, 2023 (SEC File No. 001-40893).
(4)	Incorporated by reference from Exhibit 10.1 included in the Company’s Current Report on Form 8-K, dated September 13, 2023 and filed September 15, 2023 (SEC File No. 001-40893).
(5)	Incorporated by reference from Exhibit 10.2 included in the Company’s Current Report on Form 8-K, dated September 13, 2023 and filed September 15, 2023 (SEC File No. 001-40893).
(6)

Incorporated by reference from Appendix A to the Company’s definitive proxy statement for the Company’s annual meeting of shareholders held on May 17, 2022 filed with the Commission on April 12, 2022 (File No. 001-40893).

(7)

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

CATALYST BANCORP, INC.
Date: March 28, 2024	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph B. Zanco
Joseph B. Zanco	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2024
/s/ Jacques L. J. Bourque
Jacques L. J. Bourque	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2024
/s/ Todd A. Kidder
Todd A. Kidder	Director, Chairman of the Board	March 28, 2024
/s/ Ted D. Bellard
Ted D. Bellard	Director	March 28, 2024
/s/ Kirk E. Kleiser
Kirk E. Kleiser	Director	March 28, 2024
/s/ Frederick L. Lafleur
Frederick L. LaFleur	Director	March 28, 2024
/s/ Craig C. Lebouef
Craig C. LeBouef	Director	March 28, 2024
/s/ Matthew L. Scruggins
Matthew L. Scruggins	Director	March 28, 2024