Form 10-Q
period 2024-03-31
Catalyst Bancorp, Inc.
filed 2024-05-15
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,533,000 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 8, 2024.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Non-interest-bearing cash	$3,118	$3,654
Interest-bearing cash and due from banks	72,893	15,357
Total cash and cash equivalents	76,011	19,011
Investment securities:
Securities available-for-sale, at fair value	25,534	70,540
Securities held-to-maturity (fair values of $11,127 and $11,227, respectively)	13,457	13,461
Loans receivable, net of unearned income	143,491	144,920
Allowance for loan losses	(2,068)	(2,124)
Loans receivable, net	141,423	142,796
Accrued interest receivable	733	906
Foreclosed assets	237	60
Premises and equipment, net	5,995	6,072
Stock in correspondent banks, at cost	1,898	1,878
Bank-owned life insurance	14,139	14,026
Other assets	2,622	2,182
TOTAL ASSETS	$282,049	$270,932

LIABILITIES
Deposits
Non-interest-bearing	$28,836	$28,183
Interest-bearing	140,801	137,439
Total deposits	169,637	165,622
Borrowings	29,423	19,378
Other liabilities	1,628	1,277
TOTAL LIABILITIES	200,688	186,277

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,558,329 and 4,761,326 issued and outstanding at March 31, 2024 and December 31, 2023, respectively	46	48
Additional paid-in capital	42,711	45,020
Unallocated common stock held by benefit plans	(6,169)	(6,221)
Retained earnings	48,368	53,045
Accumulated other comprehensive income (loss)	(3,595)	(7,237)
TOTAL SHAREHOLDERS' EQUITY	81,361	84,655
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$282,049	$270,932

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
INTEREST INCOME
Loans receivable, including fees	$2,214	$1,629
Investment securities	325	427
Other	616	211
Total interest income	3,155	2,267
INTEREST EXPENSE
Deposits	754	233
Borrowings	293	68
Total interest expense	1,047	301
Net interest income	2,108	1,966
Provision for credit losses	95	-
Net interest income after provision for credit losses	2,013	1,966
NON-INTEREST INCOME
Service charges on deposit accounts	197	183
Bank-owned life insurance	113	97
Gain (loss) on sales of investment securities	(5,507)	-
Gain (loss) on disposals and sales of fixed assets	11	-
Other	23	14
Total non-interest income (loss)	(5,163)	294
NON-INTEREST EXPENSE
Salaries and employee benefits	1,260	1,203
Occupancy and equipment	196	213
Data processing and communication	794	227
Professional fees	107	129
Directors’ fees	115	115
ATM and debit card	69	58
Foreclosed assets, net	8	2
Advertising and marketing	38	30
Franchise and shares tax	16	27
Regulatory fees and assessments	23	24
Insurance	26	29
Printing, supplies and postage	33	31
Other	106	97
Total non-interest expense	2,791	2,185
Income (loss) before income tax expense (benefit)	(5,941)	75
Income tax expense (benefit)	(1,264)	2
NET INCOME (LOSS)	$(4,677)	$73

Earnings (loss) per share - basic	$(1.14)	$0.02
Earnings (loss) per share - diluted	(1.14)	0.02

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Net income (loss)	$(4,677)	$73
Net change in unrealized gains (losses) on available-for-sale securities	(897)	1,362
Reclassification adjustment for losses included in net income	5,507	-
Income tax effect	(968)	(286)
Total other comprehensive income	3,642	1,076
Total comprehensive income (loss)	$(1,035)	$1,149

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,778	$(9,074)	$88,512
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	73	-	73
Other comprehensive income	-	-	-	-	1,076	1,076
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(410)	-	-	(410)
ESOP shares released for allocation	-	14	53	-	-	67
Stock compensation expense	-	141	-	-	-	141
Repurchase of common stock	(2)	(2,958)	-	-	-	(2,960)
BALANCE, MARCH 31, 2023	$51	$48,259	$(6,664)	$52,516	$(7,998)	$86,164

BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$53,045	$(7,237)	$84,655
Net income (loss)	-	-	-	(4,677)	-	(4,677)
Other comprehensive income	-	-	-	-	3,642	3,642
ESOP shares released for allocation	-	10	52	-	-	62
Stock compensation expense	-	139	-	-	-	139
Repurchase of common stock	(2)	(2,458)	-	-	-	(2,460)
BALANCE, MARCH 31, 2024	$46	$42,711	$(6,169)	$48,368	$(3,595)	$81,361

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,677)	$73
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization, net	56	77
Federal Home Loan Bank stock dividends	(21)	(14)
Amortization of prepayment penalties on debt restructuring	45	45
Provision for credit losses	95	-
Increase in cash surrender value of bank-owned life insurance	(113)	(97)
Loss on sales of investment securities	5,507	-
Gain on disposals and sales of premises and equipment	(11)	-
Stock-based compensation	201	208
Depreciation of premises and equipment	101	101
Deferred income tax expense (benefit)	(1,264)	(58)
(Increase) decrease in other assets	29	(424)
Increase (decrease) in other liabilities	299	(27)
Net cash provided by (used in) operating activities	247	(116)
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	1,533	1,953
Proceeds from sales	42,525	-
Net decrease in loans	1,153	970
Purchases of premises and equipment	(24)	-
Proceeds from sale of premises and equipment	11	-
Net cash provided by investing activities	45,198	2,923
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	4,015	14,618
Net advances from the Federal Reserve Bank of Atlanta	10,000	-
Purchase of stock to fund the 2022 Recognition and Retention Plan	-	(410)
Repurchase of common stock	(2,460)	(2,960)
Net cash provided by financing activities	11,555	11,248
NET CHANGE IN CASH AND CASH EQUIVALENTS	57,000	14,055
CASH AND CASH EQUIVALENTS, beginning of period	19,011	13,472
CASH AND CASH EQUIVALENTS, end of period	$76,011	$27,527

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$177	$-

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$660	$221
Cash paid for income taxes	90	-

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2023. Our accounting policies for allowance for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates and aid in fully understanding and evaluating our reported financial results.

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At March 31, 2024, the Company’s net deferred tax asset totaled $1.8 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At March 31, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

There were no other material changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share data)	2024	2023
Numerator
Net income (loss) available to common shareholders	$(4,677)	$73

Denominator
Weighted average common shares outstanding	4,651	5,214
Weighted average unallocated common stock held by benefit plans	(562)	(601)
Weighted average shares - basic	4,089	4,613
Effect of dilutive stock-based awards:
Stock options	-	-
Restricted stock	-	5
Weighted average shares - assuming dilution	4,089	4,618

Basic earnings (loss) per common share	$(1.14)	$0.02
Diluted earnings (loss) per common share	(1.14)	0.02

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 294,830 and 295,000 for the three months ended March 31, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 1,286 for the three months ended March 31, 2024. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended March 31, 2023.

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	March 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$26,676	$4	$(4,343)	$22,337
U.S. Government and agency obligations	1,000	-	(27)	973
Municipal obligations	2,409	6	(191)	2,224
Total available-for-sale	$30,085	$10	$(4,561)	$25,534
Securities held-to-maturity
U.S. Government and agency obligations	$13,002	$-	$(2,303)	$10,699
Municipal obligations	455	-	(27)	428
Total held-to-maturity	$13,457	$-	$(2,330)	$11,127

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	$14	$(8,206)	$57,512
U.S. Government and agency obligations	7,999	-	(611)	7,388
Municipal obligations	5,998	7	(365)	5,640
Total available-for-sale	$79,701	$21	$(9,182)	$70,540
Securities held-to-maturity
U.S. Government and agency obligations	$13,003	$-	$(2,210)	$10,793
Municipal obligations	458	-	(24)	434
Total held-to-maturity	$13,461	$-	$(2,234)	$11,227

There were no securities transferred between classifications during the three months ended March 31, 2024 or 2023. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest.

Accrued interest receivable on the Company’s investment securities totaled $131,000 and $241,000 at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, investment securities totaling $3.9 million and $44.6 million, respectively, were pledged to secure public deposits as required or permitted by law. During the three months ended March 31, 2024, the Company used a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits as we executed the investment securities sales. At March 31, 2024, $34.0 million of the custodial letter of credit was pledged as collateral for pubic deposits.

Investment securities totaling $19.1 million and $11.1 million were pledged to the Federal Reserve Bank as collateral for borrowings at March 31, 2024 and December 31, 2023, respectively.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at March 31, 2024 and December 31, 2023:

	March 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,656	$-	$-
After one through five years	2,041	2,012	2,455	2,206
After five through ten years	1,161	1,160	7,000	5,724
After ten years	25,183	20,706	4,002	3,197
Total	$30,085	$25,534	$13,457	$11,127

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,643	$-	$-
After one through five years	10,676	10,226	2,334	2,095
After five through ten years	14,909	13,673	7,124	5,899
After ten years	52,416	44,998	4,003	3,233
Total	$79,701	$70,540	$13,461	$11,227

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at March 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$530	$(6)	$20,820	$(4,337)	$21,350	$(4,343)
U.S. Government and agency obligations	-	-	973	(27)	973	(27)
Municipal obligations	-	-	1,594	(191)	1,594	(191)
Total available-for-sale	$530	$(6)	$23,387	$(4,555)	$23,917	$(4,561)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,699	$(2,303)	$10,699	$(2,303)
Municipal obligations	-	-	428	(27)	428	(27)
Total held-to-maturity	$-	$-	$11,127	$(2,330)	$11,127	$(2,330)
Total	$530	$(6)	$34,514	$(6,885)	$35,044	$(6,891)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$554	$(1)	$55,959	$(8,205)	$56,513	$(8,206)
U.S. Government and agency obligations	-	-	7,388	(611)	7,388	(611)
Municipal obligations	-	-	3,992	(365)	3,992	(365)
Total available-for-sale	$554	$(1)	$67,339	$(9,181)	$67,893	$(9,182)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,793	$(2,210)	$10,793	$(2,210)
Municipal obligations	-	-	434	(24)	434	(24)
Total held-to-maturity	$-	$-	$11,227	$(2,234)	$11,227	$(2,234)
Total	$554	$(1)	$78,566	$(11,415)	$79,120	$(11,416)

At March 31, 2024 and December 31, 2023, the Company held 43 and 92 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at March 31, 2024 or December 31, 2023.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31,
(Dollars in thousands)	2024	2023
Real estate loans
One- to four-family residential	$81,686	$83,623
Commercial real estate	21,130	21,478
Construction and land	19,369	13,857
Multi-family residential	3,061	3,373
Total real estate loans	125,246	122,331
Other loans
Commercial and industrial	15,711	19,984
Consumer	2,534	2,605
Total other loans	18,245	22,589
Total loans	143,491	144,920
Less: Allowance for loan losses	(2,068)	(2,124)
Net loans	$141,423	$142,796

At March 31, 2024 and December 31, 2023, real estate loans totaling $79.9 million and $81.2 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement. Refer to Note 7 for more information on borrowed funds.

Accrued interest receivable on the Company’s loans totaled $595,000 and $659,000 at March 31, 2024 and December 31, 2023, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses for the three months ended March 31, 2024 and 2023.

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$8	$(101)	$21	$1,168
Commercial real estate	213	10	(14)	-	209
Construction and land	283	91	-	-	374
Multi-family residential	50	(6)	-	-	44
Commercial and industrial	302	(65)	-	-	237
Consumer	36	4	(8)	4	36
Total for loans	$2,124	$42	$(123)	$25	$2,068
Unfunded lending commitments(1)	257	53	-	-	310
Total	$2,381	$95	$(123)	$25	$2,378
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Three Months Ended March 31, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$5	$-	$56	$1,443
Commercial real estate	248	(53)	5	-	-	200
Construction and land	74	40	3	-	-	117
Multi-family residential	40	5	(4)	-	-	41
Commercial and industrial	175	51	(4)	-	-	222
Consumer	46	8	(5)	(7)	5	47
Total for loans	$1,807	$209	$-	$(7)	$61	$2,070
Unfunded lending commitments	-	216	-	-	-	216
Total	$1,807	$425	$-	$(7)	$61	$2,286

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at March 31, 2024 and December 31, 2023.

	March 31, 2024			December 31, 2023
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$77	$1,091	$1,168	$127	$1,113	$1,240
Commercial real estate	-	209	209	-	213	213
Construction and land	43	331	374	46	237	283
Multi-family residential	-	44	44	-	50	50
Commercial and industrial	-	237	237	-	302	302
Consumer	-	36	36	-	36	36
Total	$120	$1,948	$2,068	$173	$1,951	$2,124
Loans
One- to four-family residential	$582	$81,104	$81,686	$989	$82,634	$83,623
Commercial real estate	-	21,130	21,130	50	21,428	21,478
Construction and land	129	19,240	19,369	132	13,725	13,857
Multi-family residential	-	3,061	3,061	-	3,373	3,373
Commercial and industrial	-	15,711	15,711	-	19,984	19,984
Consumer	-	2,534	2,534	-	2,605	2,605
Total	$711	$142,780	$143,491	$1,171	$143,749	$144,920

At March 31, 2024 and December 31, 2023, all loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of residential real estate loans secured by one- to four-family residential properties located in our market.

A summary of current, past due and nonaccrual loans as of March 31, 2024 and December 31, 2023 follows:

	As of March 31, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,146	$29	$816	$2,991	$78,085	$610	$81,686
Commercial real estate	333	-	-	333	20,797	-	21,130
Construction and land	-	-	-	-	19,342	27	19,369
Multi-family residential	-	-	-	-	3,061	-	3,061
Commercial and industrial	104	-	-	104	15,607	-	15,711
Consumer	10	-	-	10	2,524	-	2,534
Total	$2,593	$29	$816	$3,438	$139,416	$637	$143,491

	As of December 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,391	$24	$1,103	$3,518	$79,333	$772	$83,623
Commercial real estate	126	-	50	176	21,302	-	21,478
Construction and land	-	-	-	-	13,815	42	13,857
Multi-family residential	-	-	-	-	3,373	-	3,373
Commercial and industrial	46	-	-	46	19,938	-	19,984
Consumer	12	-	-	12	2,593	-	2,605
Total	$2,575	$24	$1,153	$3,752	$140,354	$814	$144,920

A summary of total nonaccrual loans as of March 31, 2024 and December 31, 2023 follows:

	March 31, 2024			December 31, 2023
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Nonaccrual loans
One- to four-family residential	$1,375	$51	$1,426	$1,564	$311	$1,875
Commercial real estate	-	-	-	-	50	50
Construction and land	27	-	27	42	-	42
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,402	$51	$1,453	$1,606	$361	$1,967

The Company was not committed to lend any additional funds on nonaccrual loans at March 31, 2024 or December 31, 2023. The Company does not recognize interest income while loans are on nonaccrual status. All payments received while on nonaccrual status are applied against the principal balance of nonaccrual loans.

At March 31, 2024, one loan secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000. At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At March 31, 2024 and December 31, 2023, loans with modifications for borrowers experiencing financial difficulty totaled $696,000 and $683,000, respectively.

During the three months ended March 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. During the three months ended March 31, 2023, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at March 31, 2024 or December 31, 2023.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$67	$2,944	$12,866	$3,244	$2,889	$55,309	$1,592	$219	$79,130
Special Mention	-	-	-	-	61	137	-	-	198
Substandard	-	21	-	10	40	2,287	-	-	2,358
Doubtful	-	-	-	-	-	-	-	-	-
Total	$67	$2,965	$12,866	$3,254	$2,990	$57,733	$1,592	$219	$81,686
Commercial real estate
Pass	$298	$4,631	$2,216	$2,072	$3,708	$7,802	$60	$-	$20,787
Special Mention	-	-	107	-	-	-	-	-	107
Substandard	236	-	-	-	-	-	-	-	236
Doubtful	-	-	-	-	-	-	-	-	-
Total	$534	$4,631	$2,323	$2,072	$3,708	$7,802	$60	$-	$21,130
Construction and land
Pass	$-	$54	$106	$54	$78	$419	$18,502	$-	$19,213
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	129	-	27	-	-	156
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$54	$106	$183	$78	$446	$18,502	$-	$19,369
Multi-family residential
Pass	$-	$378	$-	$470	$-	$2,213	$-	$-	$3,061
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$378	$-	$470	$-	$2,213	$-	$-	$3,061
Commercial and industrial
Pass	$552	$5,444	$1,849	$689	$292	$343	$6,542	$-	$15,711
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$552	$5,444	$1,849	$689	$292	$343	$6,542	$-	$15,711
Consumer
Pass	$373	$874	$391	$458	$125	$313	$-	$-	$2,534
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$373	$874	$391	$458	$125	$313	$-	$-	$2,534
Total
Pass	$1,290	$14,325	$17,428	$6,987	$7,092	$66,399	$26,696	$219	$140,436
Special Mention	-	-	107	-	61	137	-	-	305
Substandard	236	21	-	139	40	2,314	-	-	2,750
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,526	$14,346	$17,535	$7,126	$7,193	$68,850	$26,696	$219	$143,491

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

The following table presents gross charge-offs and recoveries for the three months ended March 31, 2024 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$101	$101
Commercial real estate	-	-	-	-	-	14	14
Consumer	3	1	1	1	-	2	8
Total	$3	$1	$1	$1	$-	$117	$123
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$21	$21
Consumer	-	1	-	1	-	2	4
Total	$-	$1	$-	$1	$-	$23	$25

The following table presents gross charge-offs and recoveries for the three months ended March 31, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
Consumer	-	2	3	-	-	2	7
Total	$-	$2	$3	$-	$-	$2	$7
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$56	$56
Consumer	-	-	1	1	-	3	5
Total	$-	$-	$1	$1	$-	$59	$61

NOTE 6. DEPOSITS

Deposits at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$28,836	17.0%	$28,183	17.0%
Interest-bearing demand deposits	35,374	20.9	36,867	22.3
Money market	14,712	8.7	15,126	9.1
Savings	33,675	19.9	31,518	19.0
Certificates of deposit	57,040	33.5	53,928	32.6
Total deposits	$169,637	100.0%	$165,622	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $41.7 million and $44.6 million, respectively, at March 31, 2024 and December 31, 2023.

At March 31, 2024 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2024	$37,692
2025	17,544
2026	959
2027	510
2028	286
2029	49
Total	$57,040

NOTE 7. BORROWED FUNDS

Borrowed funds at March 31, 2024 and December 31, 2023 are summarized as follows:

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advance from Federal Reserve Bank of Atlanta	4.76%	$20,000	4.83%	$10,000

Advances from Federal Home Loan Bank of Dallas	0.65%	$3,000	0.65%	$3,000
	0.96	3,000	0.96	3,000
	1.12	4,000	1.12	4,000
		10,000		10,000
Debt modification discount on FHLB Advances		(577)		(622)
		9,423		9,378

Total borrowings		$29,423		$19,378

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

Interest payments are due at maturity for the advance from the Federal Reserve Bank of Atlanta and are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at March 31, 2024 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2025	$23,000
2026	-
2027	3,000
2028	4,000
2029	-
Total	$30,000

At March 31, 2024 and December 31, 2023, the Company had $31.8 million and $48.5 million, respectively, in available borrowing capacity with the Federal Home Loan Bank (“FHLB”). Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 5 for more detail on loans pledged to the FHLB. The Company has a $40.0 million custodial letter of credit outstanding from the FHLB as of March 31, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At March 31, 2024, the Company used $34.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

At March 31, 2024, the Company had no available borrowing capacity with the Federal Reserve Bank of Atlanta. At December 31, 2023, the Company’s available borrowing capacity with the Federal Reserve Bank of Atlanta was $2.2 million. Borrowings from the Federal Reserve are secured by pledging investment securities. Refer to Note 4 for more detail on pledged investment securities.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At March 31, 2024 and December 31, 2023, this credit facility was unused.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of March 31, 2024 and December 31, 2023, the Bank met all of the capital adequacy requirements to which it is subject.

At March 31, 2024 and December 31, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of March 31, 2024
Common Equity Tier 1 Capital	$75,218	52.09%	$9,386	>6.5%
Tier 1 Risk-Based Capital	75,218	52.09	11,552	>8.0
Total Risk-Based Capital	77,030	53.34	14,441	>10.0
Tier 1 Leverage Capital	75,218	26.84	14,013	>5.0

As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

Share Repurchase Plans

The Company repurchased 202,997 shares of its common stock at an average cost per share of $12.12 during the three months ended March 31, 2024 under its November 2023 Repurchase Plan. At March 31, 2024, the Company had common shares outstanding of 4,558,329 and 25,329 of those shares were available for repurchase under the November 2023 Repurchase Plan. The Company completed the November 2023 Repurchase Plan in April 2024.

On May 2, 2024, the Company announced that its Board of Directors approved the Company’s fourth share repurchase plan (the “May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, the Company may purchase up to 227,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock.

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Available-for-sale securities	$25,534	$-	$25,534	$-

December 31, 2023
Available-for-sale securities	$70,540	$-	$70,540	$-

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2024
Loans individually evaluated for credit losses	$273	$-	$-	$273
Foreclosed assets	237	-	-	237
Total	$510	$-	$-	$510
December 31, 2023
Loans individually evaluated for credit losses	$374	$-	$-	$374
Foreclosed assets	60	-	-	60
Total	$434	$-	$-	$434

At March 31, 2024 and December 31, 2023, individually evaluated loans with a recorded investment of $394,000 and $547,000, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are written down to fair value by a charge to earnings through foreclosed asset expense. During the three months ended March 31, 2024 and 2023, no impairment losses on foreclosed assets were recognized.

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

Loans receivable, net – The fair value of loans are generally determined by discounting scheduled cash flows using discount rates determined with reference to current market rates at which similar loans would be made. Loans receivable are classified within Level 3 of the fair value hierarchy.

Loans individually evaluated for credit losses - The fair value of loans individually evaluated for credit losses is measured by the fair value of the collateral if the loan is collateral dependent. Fair value of the collateral is determined by appraisals or by independent valuation. Loans individually evaluated for credit losses are classified within Level 3 of the fair value hierarchy.

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

Certificates of deposit – Fair values are estimated by discounting scheduled cash flows using the rates currently offered for deposits of similar remaining maturities. Certificates of deposit are classified within Level 2 of the fair value hierarchy.

Borrowings – The fair value is estimated by discounting the future contractual cash flows using current market rates at which debt with similar terms could be obtained. Borrowings are classified within Level 2 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$76,011	$76,011	$76,011	$-	$-
Investment securities:
Available-for-sale	25,534	25,534	-	25,534	-
Held-to-maturity	13,457	11,127	-	11,127	-
Loans receivable, net	141,423	135,986	-	-	135,986
Bank-owned life insurance	14,139	14,139	-	14,139	-
Financial Liabilities:
Deposits	169,637	168,812	-	168,812	-
Borrowed funds	29,423	28,778	-	28,778	-

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,011	$19,011	$19,011	$-	$-
Investment securities:
Available-for-sale	70,540	70,540	-	70,540	-
Held-to-maturity	13,461	11,227	-	11,227	-
Loans receivable, net	142,796	132,742	-	-	132,742
Bank-owned life insurance	14,026	14,026	-	14,026	-
Financial Liabilities:
Deposits	165,622	164,710	-	164,710	-
Borrowed funds	19,378	18,807	-	18,807	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at March 31, 2024 and for the three months ended March 31, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;

●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U. S. Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.

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

The following is an overview of financial results for the three months ended March 31, 2024:

●	Total assets of $282.0 million at March 31, 2024, up $11.1 million or 4.1% from December 31, 2023
●	Loans of $143.5 million, or 50.9% of total assets, at March 31, 2024, down $1.4 million or 1.0% from December 31, 2023
●	Non-performing assets of $1.7 million at March 31, 2024, down $332,000 or 16.2% from December 31, 2023
●	Investment securities of $39.0 million, or 13.8% of total assets, at March 31, 2024, down $45.0 million or 53.6% from December 31, 2023
●	Deposits of $169.6 million at March 31, 2024, up $4.0 million or 2.4% from December 31, 2023
●	Borrowings of $29.4 million at March 31, 2024, up $10.0 million or 51.8% from December 31, 2023
●	Total shareholders’ equity of $81.4 million, or 28.8% of total assets, at March 31, 2024, down $3.3 million or 3.9% from December 31, 2023
●	Net interest income of $2.1 million, up $142,000 or 7.2%, and net interest margin of 3.15%, up 5 basis points (“bps”) compared to the first three months of 2023
●	Loss on the sales of investment securities of $5.5 million
●	Non-interest expense of $2.8 million, up $606,000 or 27.7% compared to the first three months of 2023, primarily due to expenses related to the Company’s upgrade to a new core processing system.
●	Net loss of $4.7 million

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2023. Our accounting policies for allowance for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates and aid in fully understanding and evaluating our reported financial results.

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At March 31, 2024, the Company’s net deferred tax asset totaled $1.8 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At March 31, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

There were no other material changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Comparison of Financial Condition at March 31, 2024 and December 31, 2023

Total Assets.  Total assets increased $11.1 million, or 4.1%, to $282.0 million at March 31, 2024 from $270.9 million at December 31, 2023. The increase was primarily due to additional borrowings under the Bank Term Funding Program (“BTFP”).

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$81,686	56.9%	$83,623	57.7%	$(1,937)	(2.3)%
Commercial real estate	21,130	14.7	21,478	14.8	(348)	(1.6)
Construction and land	19,369	13.5	13,857	9.6	5,512	39.8
Multi-family residential	3,061	2.1	3,373	2.3	(312)	(9.2)
Total real estate loans	125,246	87.2	122,331	84.4	2,915	2.4
Other loans
Commercial and industrial	15,711	10.9	19,984	13.8	(4,273)	(21.4)
Consumer	2,534	1.9	2,605	1.8	(71)	(2.7)
Total other loans	18,245	12.8	22,589	15.6	(4,344)	(19.2)
Total loans	$143,491	100.0%	$144,920	100.0%	$(1,429)	(1.0)

During the three months ended March 31, 2024, strong construction loan growth was offset primarily by net declines in our commercial and industrial and residential loan portfolios. Construction loan growth was largely driven by multi-family residential development and additional fundings on several existing construction loans.

The following table summarizes the composition of our construction and land loan balances and commitments, including the related undisbursed amounts for construction projects in process as of March 31, 2024.

(Dollars in thousands)	Loan Balance	Undisbursed	Total Commitment
Commercial construction and land loans
Multi-family residential	$4,782	$3,218	$8,000
Retail	711	4,769	5,480
Health service facilities	2,749	2,663	5,412
Hospitality	2,716	700	3,416
Residential subdivision development	813	9	822
Commercial land	297	-	297
Other commercial construction and development	3,790	289	4,079
Total commercial construction and land	$15,858	$11,648	$27,506
Consumer construction and land loans
Residential construction	2,851	1,241	4,092
Consumer land	660	-	660
Total consumer construction and land	3,511	1,241	4,752
Total construction and land	$19,369	$12,889	$32,258

Based on total commitment and contractual maturity date, the weighted average term to maturity of our construction and land loan portfolio is approximately 11 months as of March 31, 2024.

Allowance for Credit Losses. At March 31, 2024, the allowance for loan losses totaled $2.1 million, or 1.44% of total loans, compared to 1.47% of total loans at December 31, 2023. The allowance for credit losses on unfunded commitments totaled $310,000, up $53,000 from December 31, 2023. The provision for credit losses, inclusive of the provision for unfunded commitments, for the first quarter of 2024 totaled $95,000 and was largely attributable to growth in total construction loan commitments.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2023
Allowance for loan losses:
Balance, beginning of period	$2,124	$1,807	$1,807
Impact of adoption of ASC 326	-	209	209
Provision for loan losses	42	-	87
Net loan recoveries (charge-offs):
One- to four-family residential	(80)	56	42
Commercial real estate	(14)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	-	1
Consumer	(4)	(2)	(22)
Total net recoveries (charge-offs)	(98)	54	21
Balance, end of period	$2,068	$2,070	$2,124

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$257	$-	$-
Impact of adoption of ASC 326	-	216	216
Provision for credit losses on unfunded lending commitments	53	-	41
Balance, end of period	$310	$216	$257

Total allowance for credit losses, end of period	$2,378	$2,286	$2,381
Total provision for (reversal of) credit losses	95	-	128

Total loans at end of period	$143,491	$132,690	$144,920
Total non-accrual loans at end of period	1,453	1,618	1,967
Total non-performing loans at end of period	1,482	1,687	1,991
Total average loans	144,428	133,781	135,713

Allowance for loan losses as a percent of:
Total loans	1.44%	1.56%	1.47%
Non-accrual loans	142.33	127.94	107.98
Non-performing loans	139.54	122.70	106.68

Net annualized recoveries (charge-offs) as a percent of average loans by portfolio:
One- to four-family residential	(0.39)%	0.26%	0.05%
Commercial real estate	(0.27)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	-	0.01
Consumer	(0.63)	(0.24)	(0.71)
Total loans	(0.27)	0.16	0.02

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2024	2023
Non-accruing loans
One- to four-family residential	$1,426	$1,875
Commercial real estate	-	50
Construction and land	27	42
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,453	1,967
Accruing loans 90 days or more past due
One- to four-family residential	29	24
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	29	24
Total non-performing loans	1,482	1,991
Foreclosed assets	237	60
Total non-performing assets	$1,719	$2,051

Total loans	$143,491	$144,920
Total assets	282,049	270,932

Total non-accruing loans as a percentage of total loans	1.01%	1.36%
Total non-performing loans as a percentage of total loans	1.03	1.37
Total non-performing loans as a percentage of total assets	0.53	0.73
Total non-performing assets as a percentage of total assets	0.61	0.76

Non-performing loans totaling $275,000 as of December 31, 2023 were paid-off or returned to accrual status during the three months ended March 31, 2024.

Investment Securities.  Total investment securities were $39.0 million at March 31, 2024, down $45.0 million, or 53.6%, compared to $84.0 million at December 31, 2023. Net unrealized losses on securities available-for-sale totaled $4.6 million at March 31, 2024, compared to $9.2 million at December 31, 2023. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The Company has not purchased investment securities since the fourth quarter of 2022. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2024.

	Contractual Maturity as of March 31, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$2,041	$537	$24,098	$26,676
U.S. Government and agency obligations	1,000	2,000	7,000	4,002	14,002
Municipal obligations	700	455	624	1,085	2,864
Total	$1,700	$4,496	$8,161	$29,185	$43,542

Weighted average yield
Mortgage-backed securities	-%	4.18%	4.52%	1.83%	2.06%
U.S. Government and agency obligations	0.92	1.00	1.31	2.37	1.54
Municipal obligations	0.80	1.12	4.90	1.41	1.97
Total weighted average yield	0.87	2.45	1.79	1.88	1.89

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	March 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$28,836	17.0%	$28,183	17.0%	$653	2.3%
Interest-bearing demand deposits	35,374	20.9	36,867	22.3	(1,493)	(4.0)
Money market	14,712	8.7	15,126	9.1	(414)	(2.7)
Savings	33,675	19.9	31,518	19.0	2,157	6.8
Certificates of deposit	57,040	33.5	53,928	32.6	3,112	5.8
Total deposits	$169,637	100.0%	$165,622	100.0%	$4,015	2.4

The ratio of the Company’s total loans to total deposits was 84.6% and 87.5% as of March 31, 2024 and December 31, 2023, respectively.

Total public fund deposits amounted to $22.7 million, or 13% of total deposits, at March 31, 2024, compared to $23.3 million, or 14% of total deposits, at December 31, 2023. At March 31, 2024, approximately 78% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $41.7 million at March 31, 2024 and $44.6 million at December 31, 2023. Total uninsured non-public funds deposits were approximately $23.9 million and $26.3 million at March 31, 2024 and December 31, 2023, respectively. At March 31, 2024, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $23.0 million or $34.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Total borrowings at March 31, 2024 were $29.4 million, up $10.0 million from December 31, 2023. During the three months ended March 31, 2024, the Bank increased its borrowings from the Federal Reserve Bank of Atlanta through the BTFP. At March 31, 2024, the Bank had one $20.0 million BTFP advance outstanding with a contractual interest rate of 4.76% and a maturity date of January 15, 2025.

Other borrowings outstanding consisted of FHLB advances totaling $9.4 million at March 31, 2024 and December 31, 2023. Deferred prepayment penalties on our FHLB advances totaled $577,000 and $622,000 at March 31, 2024 and December 31, 2023, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $81.4 million, or 28.8% of total assets, at March 31, 2024, down $3.3 million, or 3.9%, from $84.7 million, or 31.2% of total assets, at December 31, 2023. During the first three months of 2024, shareholders’ equity decreased by $2.5 million due to the Company’s repurchases of its common stock.

The Company repurchased 202,997 shares of its common stock at an average cost per share of $12.12 during the three months ended March 31, 2024 under its November 2023 Repurchase Plan. At March 31, 2024, the Company had common shares outstanding of 4,558,329 and 25,329 of those shares were available for repurchase under the November 2023 Repurchase Plan. The Company completed the November 2023 Repurchase Plan in April 2024.

On May 2, 2024, The Company announced that its Board of Directors approved the Company’s fourth share repurchase plan (the “May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, the Company may purchase up to 227,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock.

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

	Three Months Ended March 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate	Average Balance	Interest	Average Yield/Rate
Interest-earning assets:
Loans receivable(1)	$144,428	$2,214	6.17%	$133,781	$1,629	4.94%
Investment securities(TE)(2)	76,432	325	1.72	103,739	427	1.66
Other interest-earning assets	48,779	616	5.08	19,820	211	4.33
Total interest-earning assets(TE)	269,639	3,155	4.71	257,340	2,267	3.57
Non-interest-earning assets	16,792			14,636
Total assets	$286,431			$271,976
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	89,109	317	1.43	90,972	81	0.36
Certificates of deposit	57,092	437	3.08	51,528	152	1.20
Total interest-bearing deposits	146,201	754	2.07	142,500	233	0.66
Borrowings	27,991	293	4.21	9,216	68	2.96
Total interest-bearing liabilities	174,192	1,047	2.42	151,716	301	0.80
Non-interest-bearing liabilities	29,844			32,872
Total liabilities	204,036			184,588
Shareholders' equity	82,395			87,388
Total liabilities and shareholders' equity	$286,431			$271,976
Net interest-earning assets	$95,447			$105,624
Net interest income; average interest rate spread(TE)		$2,108	2.29%		$1,966	2.77%
Net interest margin(TE)(3)			3.15			3.10
Average interest-earning assets to average interest-bearing liabilities			154.79			169.62
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended
	March 31, 2024 vs 2023
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$448	$137	$585
Investment securities	36	(138)	(102)
Other interest-earning assets	43	362	405
Total interest income	527	361	888
Interest expense:
Demand deposits, money market and savings accounts	237	(1)	236
Certificates of deposit	267	18	285
Total deposits	504	17	521
Borrowings	110	115	225
Total interest expense	614	132	746
Increase (decrease) in net interest income	$(87)	$229	$142

Comparison of Results of Operations for the Three Months Ended March 31, 2024 and 2023.

General. For the three months ended March 31, 2024, the Company reported a net loss of $4.7 million, compared to net income of $73,000 for the three months ended March 31, 2023. Net interest income was up $142,000, or 7.2%, for the three months ended March 31, 2024, compared to the same period in 2023. The provision for credit losses totaled $95,000 for the three months ended March 31, 2024, compared to no provision for the same period in 2023. Non-interest income was down $5.5 million for the three months ended March 31, 2024, compared to the same period in 2023, primarily due to losses on the sales of investment securities.  Total non-interest expense for the three months ended March 31, 2024 was up $606,000, or 27.7%, from the same period in 2023 primarily due to expenses related to the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $888,000, or 39.2%, to $3.2 million for the three months ended March 31, 2024, compared to the same period in 2023. Interest income on loans and other interest-earning assets were up $585,000 and $405,000, respectively. These increases were partially offset by a decrease in interest income on investment securities of $102,000.

The average loan yield was 6.17% for the three months ended March 31, 2024, up from 4.94% for the same period in 2023. Average loans were $144.4 million for the three months ended March 31, 2024, up $10.6 million, or 8.0%, compared to the same period in 2023. At March 31, 2024, approximately 52% of our total loans have adjustable rates and approximately 49% of total loans are scheduled to re-price or mature during the next 12 months.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 1.72% for the three months ended March 31, 2024, up six basis points compared to the same period 2023.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased mainly due to the re-investment of proceeds from investment securities sales.

Interest Expense. Total interest expense increased $746,000, or 247.8%, to $1.0 million for the three months ended March 31, 2024, compared to $301,000 for the same period in 2023. Interest expense on deposits was $754,000 during the three months ended March 31, 2024, up $521,000, or 223.6%, compared to the same period in 2023. The average rate paid on interest-bearing deposits was 2.07% during the three months ended March 31, 2024, up 141 basis points compared to the same period in 2023. Interest expense on borrowings increased by $225,000 during the three months ended March 31, 2024 compared to the same period in 2023 due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $2.1 million for the three months ended March 31, 2024, up $142,000, or 7.2%, compared to 2023. Our interest rate spread was 2.29% and 2.77% for the three months ended March 31, 2024 and 2023, respectively. Our net interest margin was 3.15% and 3.10% for the three months ended March 31, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets, partially offset by the rising cost of interest-bearing liabilities.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was $95,000 for the three months ended March 31, 2024, compared to no provision for the same period in 2023. In 2024, the provision for credit losses was largely attributable to growth in total construction loan commitments.

Non-interest Income. Non-interest income for the three months ended March 31, 2024 was down $5.5 million compared to $294,000 for the same period in 2023. Non-interest income for 2024 includes the $5.5 million loss on the sales of investment securities discussed previously.

Non-interest Expense.  Non-interest expense totaled $2.8 million for the three months ended March 31, 2024, up $606,000, or 27.7%, compared to the three months ended March 31, 2023. During the three months ended March 31, 2024, the Company upgraded to a new core processing system and incurred $560,000 of data conversion and other associated expenses. Most of these costs are included in data processing and communication expense, which was up $567,000 for the three months ended March 31, 2024 compared to the same period in 2023. The Company estimates annual savings of greater than $200,000 due to the upgrade to our new core processing system.

Income Tax Expense.  The Company reported an income tax benefit of $1.3 million for the three months ended March 31, 2024 compared to income tax expense of $2,000 for the three months ended March 31, 2023. The change in income taxes over the comparable prior period was largely due the loss on sales of investment securities in 2024.

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

At March 31, 2024, our borrowed funds consisted of a $20 million BTFP advance and FHLB advances with a carrying value of $9.4 million. The table below summarizes our unused and available liquidity sources as of March 31, 2024.

(Dollars in thousands)	3/31/2024
Advances from the Federal Home Loan Bank of Dallas	$31,786
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	11,663
Total unused and available liquidity	$61,249

The Company also has a $40.0 million custodial letter of credit outstanding from the FHLB as of March 31, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. During the three months ended March 31, 2024, the Company used $34.0 million of this letter of credit to collateralize public fund deposits as we executed the investment securities sales discussed previously.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the three months ended March 31, 2024 included: $44.1 million in proceeds from maturities, paydowns, and sales of investment securities, $10.0 million in proceeds from BTFP advances, $4.0 million of inflows from growth in total deposits and $2.5 million in outflows for the repurchase of the Company’s common stock.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2024.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at March 31, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$3,711	$3,711	$-	$-	$-
Undisbursed portion of construction loans in process	12,072	9,527	2,545	-	-
Unused lines of credit	22,884	19,008	2,657	-	1,219
Unused overdraft privilege amounts	1,126	-	-	-	1,126
Letters of credit	2	2	-	-	-
Total commitments	$39,795	$32,248	$5,202	$-	$2,345

The following table summarizes our contractual cash obligations at March 31, 2024.

		Payments Due By Period
(Dollars in thousands)	Total at March 31, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$57,040	$50,225	$6,145	$670	$-
Borrowings	30,000	20,000	3,000	7,000	-
Total term debt	$87,040	$70,225	$9,145	$7,670	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management.  Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of March 31, 2024, were effective.  In addition, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the quarter ended March 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended March 31, 2024 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 31, 2024	111,282	$11.96	111,282	117,044
February 29, 2024	67,055	11.98	67,055	49,989
March 31, 2024	24,660	11.81	24,660	25,329
Total	202,997	$11.95	202,997

The November 2023 Repurchase Plan was announced on November 21, 2023, and authorized the Company to repurchase up to 240,000 shares, or approximately 5% of the Company’s common stock. At March 31, 2024, 25,329 shares were available for repurchase under the November 2023 Repurchase Plan. The Company completed the November 2023 Repurchase Plan in April 2024.

On May 2, 2024, The Company announced that its Board of Directors approved the Company’s fourth share repurchase plan (the “May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, the Company may purchase up to 227,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock.

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

CATALYST BANCORP, INC.

Date: May 15, 2024	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2024	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)