Form 10-Q
period 2024-06-30
Catalyst Bancorp, Inc.
filed 2024-08-13
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,444,916 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 9, 2024.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Non-interest-bearing cash	$4,952	$3,654
Interest-bearing cash and due from banks	70,503	15,357
Total cash and cash equivalents	75,455	19,011
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $34,327 and $79,701, respectively)	29,748	70,540
Securities held-to-maturity (fair values of $11,173 and $11,227, respectively)	13,454	13,461
Loans receivable, net of unearned income	153,266	144,920
Allowance for loan losses	(2,215)	(2,124)
Loans receivable, net	151,051	142,796
Accrued interest receivable	737	906
Foreclosed assets	104	60
Premises and equipment, net	6,114	6,072
Stock in correspondent banks, at cost	1,919	1,878
Bank-owned life insurance	14,252	14,026
Other assets	2,499	2,182
TOTAL ASSETS	$295,333	$270,932

LIABILITIES
Deposits
Non-interest-bearing	$30,177	$28,183
Interest-bearing	149,888	137,439
Total deposits	180,065	165,622
Borrowings	30,261	19,378
Other liabilities	3,994	1,373
TOTAL LIABILITIES	214,320	186,373

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,478,527 and 4,761,326 issued and outstanding at June 30, 2024 and December 31, 2023, respectively	45	48
Additional paid-in capital	41,914	45,020
Unallocated common stock held by benefit plans	(6,116)	(6,221)
Retained earnings	48,787	52,949
Accumulated other comprehensive income (loss)	(3,617)	(7,237)
TOTAL SHAREHOLDERS' EQUITY	81,013	84,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$295,333	$270,932

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$2,383	$1,691	$4,597	$3,320
Investment securities	210	413	535	840
Other	932	218	1,548	429
Total interest income	3,525	2,322	6,680	4,589
INTEREST EXPENSE
Deposits	771	380	1,540	640
Borrowings	306	68	599	136
Total interest expense	1,077	448	2,139	776
Net interest income	2,448	1,874	4,541	3,813
Provision for credit losses	99	-	194	-
Net interest income after provision for credit losses	2,349	1,874	4,347	3,813
NON-INTEREST INCOME
Service charges on deposit accounts	194	200	397	383
Bank-owned life insurance	113	99	226	196
Gain (loss) on sales of investment securities	-	-	(5,507)	-
Gain (loss) on disposals and sales of fixed assets	(5)	-	6	-
Other	64	18	81	32
Total non-interest income (loss)	366	317	(4,797)	611
NON-INTEREST EXPENSE
Salaries and employee benefits	1,143	1,178	2,403	2,381
Occupancy and equipment	183	198	379	411
Data processing and communication	133	220	927	447
Professional fees	117	117	224	246
Directors’ fees	114	114	229	229
ATM and debit card	36	61	105	119
Foreclosed assets, net	26	63	34	65
Advertising and marketing	43	22	81	52
Franchise and shares tax	15	25	31	52
Regulatory fees and assessments	46	42	69	66
Insurance	26	26	52	55
Printing, supplies and postage	29	43	62	74
Other	157	82	263	179
Total non-interest expense	2,068	2,191	4,859	4,376
Income (loss) before income tax expense (benefit)	647	-	(5,309)	48
Income tax expense (benefit)	120	(16)	(1,147)	(20)
NET INCOME (LOSS)	$527	$16	$(4,162)	$68

Earnings (loss) per share - basic	$0.13	$-	$(1.03)	$0.02
Earnings (loss) per share - diluted	0.13	-	(1.03)	0.02

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$527	$16	$(4,162)	$68
Net change in unrealized gains (losses) on available-for-sale securities	(28)	(819)	(925)	543
Reclassification adjustment for losses included in net income	-	-	5,507	-
Income tax effect	6	172	(962)	(114)
Total other comprehensive income (loss)	(22)	(647)	3,620	429
Total comprehensive income (loss)	$505	$(631)	$(542)	$497

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, MARCH 31, 2023	$51	$48,259	$(6,664)	$52,475	$(7,998)	$86,123
Net income	-	-	-	16	-	16
Other comprehensive income (loss)	-	-	-	-	(647)	(647)
Excise tax on stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(5)	-	-	(5)
ESOP shares released for allocation	-	3	53	-	-	56
Stock compensation expense	-	143	-	-	-	143
Repurchase of common stock	(2)	(1,373)	-	-	-	(1,375)
BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,491	$(8,645)	$84,311

BALANCE, MARCH 31, 2024	$46	$42,711	$(6,169)	$48,260	$(3,595)	$81,253
Net income	-	-	-	527	-	527
Other comprehensive income (loss)	-	-	-	-	(22)	(22)
ESOP shares released for allocation	-	9	53	-	-	62
Stock compensation expense	-	141	-	-	-	141
Repurchase of common stock	(1)	(947)	-	-	-	(948)
BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,758	$(9,074)	$88,492
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	68	-	68
Other comprehensive income	-	-	-	-	429	429
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	17	106	-	-	123
Stock compensation expense	-	284	-	-	-	284
Repurchase of common stock	(4)	(4,331)	-	-	-	(4,335)
BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,491	$(8,645)	$84,311

BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net income (loss)	-	-	-	(4,162)	-	(4,162)
Other comprehensive income	-	-	-	-	3,620	3,620
ESOP shares released for allocation	-	19	105	-	-	124
Stock compensation expense	-	280	-	-	-	280
Repurchase of common stock	(3)	(3,405)	-	-	-	(3,408)
BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(4,162)	$68
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization, net	84	157
Federal Home Loan Bank stock dividends	(41)	(31)
Amortization of prepayment penalties on debt restructuring	90	90
Provision for credit losses	194	-
Increase in cash surrender value of bank-owned life insurance	(226)	(196)
Loss on sales of investment securities	5,507	-
Gain on disposals and sales of premises and equipment	(6)	-
Stock-based compensation	404	407
Depreciation of premises and equipment	202	202
Net write-downs and losses on the sale of foreclosed assets	18	62
Deferred income tax expense (benefit)	(1,144)	(119)
(Increase) decrease in other assets	34	(347)
Increase (decrease) in other liabilities	686	245
Net cash provided by operating activities	1,640	538
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	2,130	4,119
Proceeds from sales	42,525	-
Purchases	(2,895)	-
Net (increase) decrease in loans	(8,660)	143
Proceeds from sale of foreclosed assets	114	-
Purchases of premises and equipment	(250)	(10)
Proceeds from sale of premises and equipment	12	-
Net cash provided by investing activities	32,976	4,252
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	14,443	6,279
Net advances from the Federal Home Loan Bank of Dallas	793	-
Net advances from the Federal Reserve Bank of Atlanta	10,000	-
Purchase of stock to fund the 2022 Recognition and Retention Plan	-	(415)
Repurchase of common stock	(3,408)	(4,335)
Net cash provided by financing activities	21,828	1,529
NET CHANGE IN CASH AND CASH EQUIVALENTS	56,444	6,319
CASH AND CASH EQUIVALENTS, beginning of period	19,011	13,472
CASH AND CASH EQUIVALENTS, end of period	$75,455	$19,791

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$177	$37

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$1,466	$532
Cash paid for income taxes	200	-

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three  and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Revision of Prior Period Financial Statements

During the three months ended June 30, 2024, it was discovered that the rate of interest paid on one interest-bearing checking account did not reconcile with the contract with the customer. The checking account is a public fund deposit with a negotiated arrangement managed by a lead financial institution that billed the Bank periodically for interest then owed to the municipality. The Bank is a party to the agreement with the municipality but participated in only a portion of the total funds deposited by the municipality and did not deal directly with the municipality with respect to the funds deposited or the interest paid. These responsibilities are handled indirectly through the lead institution. During June of 2024, the Bank became aware of the additional interest owed by it pursuant to the agreement. As a result of the error, $137,000 of total interest expense was not properly accrued or paid by the Bank during the period beginning August 1, 2022 and ending March 31, 2024. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Bank concluded that the error was not material to any prior periods, the current period or the trend in earnings from a  quantitative and qualitative perspective. However, correcting the cumulative effect of the error in the current period would have resulted in a material misstatement in the current period. Accordingly, management revised the prior period financial statements, related disclosures, and supplemental information presented in this filing to correct the misstatement. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable. The Company’s previously issued financial statements and related disclosures were not amended and can still be relied upon.

The following highlights the primary changes to prior period financial statements presented in this Form 10-Q caused by the correction of the misstated interest expense:

(Dollars in thousands)	As Reported	Adjustment	As Revised
Revised Consolidated Statements of Condition as of December 31, 2023
Other liabilities	$1,277	$96	$1,373
Retained earnings	53,045	(96)	52,949
Total shareholders' equity	84,655	(96)	84,559

Revised Consolidated Statements of Income for the Three Months Ended June 30, 2023
Interest expense - Deposits	$351	$29	$380
Total interest expense	419	29	448
Net interest income	1,903	(29)	1,874
Income tax expense (benefit)	(10)	(6)	(16)
Net income (loss)	39	(23)	16

Revised Consolidated Statements of Income for the Six Months Ended June 30, 2023
Interest expense - Deposits	$584	$56	$640
Total interest expense	720	56	776
Net interest income	3,869	(56)	3,813
Income tax expense (benefit)	(8)	(12)	(20)
Net income (loss)	112	(44)	68

Revised Consolidated Statements of Changes in Shareholders' Equity
Retained earnings, as of December 31, 2022	$52,778	$(20)	$52,758
Retained earnings, as of March 31, 2023	52,516	(41)	52,475
Retained earnings, as of June 30, 2023	52,517	(26)	52,491
Retained earnings, as of March 31, 2024	48,368	(108)	48,260

Revised Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023
Increase (decrease) in other liabilities	$201	$44	$245

Management performed a review of all similar contracts with deposit customers and verified that the error was isolated to this unique deposit account. Management and the Audit Committee also assessed the error’s impact on internal controls over financial reporting and did not identify any material weaknesses. For further information on Management’s evaluation of the Company’s internal controls, see Item 4 of this Quarterly Report on Form 10-Q.

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

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At June 30, 2024, the Company’s net deferred tax asset totaled $1.7 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the

measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At June 30, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income (loss) available to common shareholders	$527	$16	$(4,162)	$68

Denominator
Weighted average common shares outstanding	4,520	4,986	4,586	5,100
Weighted average unallocated common stock held by benefit plans	(557)	(600)	(560)	(601)
Weighted average shares - basic	3,963	4,386	4,026	4,499
Effect of dilutive stock-based awards:
Stock options	-	-	-	-
Restricted stock	7	-	-	-
Weighted average shares - assuming dilution	3,970	4,386	4,026	4,499

Basic earnings (loss) per common share	$0.13	$-	$(1.03)	$0.02
Diluted earnings (loss) per common share	0.13	-	(1.03)	0.02

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 294,540 for the three months ended June 30, 2024, and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended June 30, 2024.

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 294,685 for the six months ended June 30, 2024, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 643 for the six months ended June 30, 2024.

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

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$30,919	$-	$(4,360)	$26,559
U.S. Government and agency obligations	1,000	-	(17)	983
Municipal obligations	2,408	4	(206)	2,206
Total available-for-sale	$34,327	$4	$(4,583)	$29,748
Securities held-to-maturity
U.S. Government and agency obligations	$13,001	$-	$(2,251)	$10,750
Municipal obligations	453	-	(30)	423
Total held-to-maturity	$13,454	$-	$(2,281)	$11,173

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	$14	$(8,206)	$57,512
U.S. Government and agency obligations	7,999	-	(611)	7,388
Municipal obligations	5,998	7	(365)	5,640
Total available-for-sale	$79,701	$21	$(9,182)	$70,540
Securities held-to-maturity
U.S. Government and agency obligations	$13,003	$-	$(2,210)	$10,793
Municipal obligations	458	-	(24)	434
Total held-to-maturity	$13,461	$-	$(2,234)	$11,227

There were no securities transferred between classifications during the six months ended June 30, 2024 or 2023. During the six months ended June 30, 2024, the Company sold 50 available-for-sale investment securities for a total loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest.

Accrued interest receivable on the Company’s investment securities totaled $140,000 and $241,000 at June 30, 2024 and December 31, 2023, respectively.

At June 30, 2024 and December 31, 2023, investment securities totaling $3.8 million and $44.6 million, respectively, were pledged to secure public deposits as required or permitted by law. During the six months ended June 30, 2024, the Company used a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits as we executed the investment securities sales. At June 30, 2024, $34.0 million of the custodial letter of credit was pledged as collateral for pubic deposits.

Investment securities totaling $18.8 million and $11.1 million were pledged to the Federal Reserve Bank as collateral for borrowings at June 30, 2024 and December 31, 2023, respectively.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at June 30, 2024 and December 31, 2023:

	June 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,673	$-	$-
After one through five years	4,927	4,879	2,453	2,205
After five through ten years	1,136	1,133	7,000	5,773
After ten years	26,564	22,063	4,001	3,195
Total	$34,327	$29,748	$13,454	$11,173

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,643	$-	$-
After one through five years	10,676	10,226	2,334	2,095
After five through ten years	14,909	13,673	7,124	5,899
After ten years	52,416	44,998	4,003	3,233
Total	$79,701	$70,540	$13,461	$11,227

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at June 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$5,813	$(31)	$20,746	$(4,329)	$26,559	$(4,360)
U.S. Government and agency obligations	-	-	983	(17)	983	(17)
Municipal obligations	-	-	1,576	(206)	1,576	(206)
Total available-for-sale	$5,813	$(31)	$23,305	$(4,552)	$29,118	$(4,583)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,750	$(2,251)	$10,750	$(2,251)
Municipal obligations	-	-	423	(30)	423	(30)
Total held-to-maturity	$-	$-	$11,173	$(2,281)	$11,173	$(2,281)
Total	$5,813	$(31)	$34,478	$(6,833)	$40,291	$(6,864)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$554	$(1)	$55,959	$(8,205)	$56,513	$(8,206)
U.S. Government and agency obligations	-	-	7,388	(611)	7,388	(611)
Municipal obligations	-	-	3,992	(365)	3,992	(365)
Total available-for-sale	$554	$(1)	$67,339	$(9,181)	$67,893	$(9,182)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,793	$(2,210)	$10,793	$(2,210)
Municipal obligations	-	-	434	(24)	434	(24)
Total held-to-maturity	$-	$-	$11,227	$(2,234)	$11,227	$(2,234)
Total	$554	$(1)	$78,566	$(11,415)	$79,120	$(11,416)

At June 30, 2024 and December 31, 2023, the Company held 47 and 92 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at June 30, 2024 or December 31, 2023.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Real estate loans
One- to four-family residential	$80,572	$83,623
Commercial real estate	23,071	21,478
Construction and land	20,427	13,857
Multi-family residential	3,025	3,373
Total real estate loans	127,095	122,331
Other loans
Commercial and industrial	23,915	19,984
Consumer	2,256	2,605
Total other loans	26,171	22,589
Total loans	153,266	144,920
Less: Allowance for loan losses	(2,215)	(2,124)
Net loans	$151,051	$142,796

At June 30, 2024 and December 31, 2023, real estate loans totaling $79.5 million and $81.2 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement. Refer to Note 7 for more information on borrowed funds.

Accrued interest receivable on the Company’s loans totaled $590,000 and $659,000 at June 30, 2024 and December 31, 2023, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses for the six months ended June 30, 2024 and 2023.

	For the Six Months Ended June 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$50	$(127)	$35	$1,198
Commercial real estate	213	34	(28)	-	219
Construction and land	283	97	-	-	380
Multi-family residential	50	(7)	-	-	43
Commercial and industrial	302	43	-	-	345
Consumer	36	10	(25)	9	30
Total for loans	$2,124	$227	$(180)	$44	$2,215
Unfunded lending commitments(1)	257	(33)	-	-	224
Total	$2,381	$194	$(180)	$44	$2,439
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Six Months Ended June 30, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(246)	$-	$75	$1,211
Commercial real estate	248	(53)	4	-	-	199
Construction and land	74	40	19	-	-	133
Multi-family residential	40	5	(4)	-	-	41
Commercial and industrial	175	51	49	-	2	277
Consumer	46	8	5	(17)	7	49
Unallocated	-	-	171	-	-	171
Total for loans	$1,807	$209	$(2)	$(17)	$84	$2,081
Unfunded lending commitments	-	216	2	-	-	218
Total	$1,807	$425	$-	$(17)	$84	$2,299

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at June 30, 2024 and December 31, 2023.

	June 30, 2024			December 31, 2023
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$126	$1,072	$1,198	$127	$1,113	$1,240
Commercial real estate	-	219	219	-	213	213
Construction and land	40	340	380	46	237	283
Multi-family residential	-	43	43	-	50	50
Commercial and industrial	5	340	345	-	302	302
Consumer	-	30	30	-	36	36
Total	$171	$2,044	$2,215	$173	$1,951	$2,124
Loans
One- to four-family residential	$737	$79,835	$80,572	$989	$82,634	$83,623
Commercial real estate	-	23,071	23,071	50	21,428	21,478
Construction and land	126	20,301	20,427	132	13,725	13,857
Multi-family residential	-	3,025	3,025	-	3,373	3,373
Commercial and industrial	90	23,825	23,915	-	19,984	19,984
Consumer	-	2,256	2,256	-	2,605	2,605
Total	$953	$152,313	$153,266	$1,171	$143,749	$144,920

At June 30, 2024 and December 31, 2023, all one- to four family residential and construction and land loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of loans secured by one- to four-family residential properties and land located in our market.

A summary of current, past due and non-accrual loans as of June 30, 2024 and December 31, 2023 follows:

	As of June 30, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$1,980	$40	$803	$2,823	$77,018	$731	$80,572
Commercial real estate	377	-	-	377	22,694	-	23,071
Construction and land	-	-	-	-	20,401	26	20,427
Multi-family residential	-	-	-	-	3,025	-	3,025
Commercial and industrial	90	-	-	90	23,825	-	23,915
Consumer	14	-	-	14	2,242	-	2,256
Total	$2,461	$40	$803	$3,304	$149,205	$757	$153,266

	As of December 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,391	$24	$1,103	$3,518	$79,333	$772	$83,623
Commercial real estate	126	-	50	176	21,302	-	21,478
Construction and land	-	-	-	-	13,815	42	13,857
Multi-family residential	-	-	-	-	3,373	-	3,373
Commercial and industrial	46	-	-	46	19,938	-	19,984
Consumer	12	-	-	12	2,593	-	2,605
Total	$2,575	$24	$1,153	$3,752	$140,354	$814	$144,920

A summary of total non-accrual loans as of June 30, 2024 and December 31, 2023 follows:

	June 30, 2024			December 31, 2023
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,506	$28	$1,534	$1,564	$311	$1,875
Commercial real estate	-	-	-	-	50	50
Construction and land	26	-	26	42	-	42
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,532	$28	$1,560	$1,606	$361	$1,967

The Company was not committed to lend any additional funds on non-accrual loans at June 30, 2024 or December 31, 2023. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At June 30, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $177,000. At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At June 30, 2024 and December 31, 2023, loans with modifications for borrowers experiencing financial difficulty totaled $629,000 and $683,000, respectively.

During the six months ended June 30, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. During the six months ended June 30, 2023, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at June 30, 2024 or December 31, 2023.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$304	$2,926	$12,429	$3,142	$2,767	$53,598	$2,086	$594	$77,846
Special Mention	-	-	-	58	60	134	-	-	252
Substandard	-	26	-	8	27	2,413	-	-	2,474
Doubtful	-	-	-	-	-	-	-	-	-
Total	$304	$2,952	$12,429	$3,208	$2,854	$56,145	$2,086	$594	$80,572
Commercial real estate
Pass	$1,189	$4,394	$1,872	$1,143	$3,395	$7,167	$-	$2,422	$21,582
Special Mention	-	-	377	883	-	-	-	-	1,260
Substandard	229	-	-	-	-	-	-	-	229
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,418	$4,394	$2,249	$2,026	$3,395	$7,167	$-	$2,422	$23,071
Construction and land
Pass	$333	$52	$105	$53	$75	$381	$19,276	$-	$20,275
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	126	-	26	-	-	152
Doubtful	-	-	-	-	-	-	-	-	-
Total	$333	$52	$105	$179	$75	$407	$19,276	$-	$20,427
Multi-family residential
Pass	$-	$376	$-	$470	$-	$2,179	$-	$-	$3,025
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$376	$-	$470	$-	$2,179	$-	$-	$3,025
Commercial and industrial
Pass	$7,246	$4,967	$1,566	$605	$285	$306	$8,850	$-	$23,825
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	45	-	-	-	-	45	-	90
Doubtful	-	-	-	-	-	-	-	-	-
Total	$7,246	$5,012	$1,566	$605	$285	$306	$8,895	$-	$23,915
Consumer
Pass	$439	$667	$323	$422	$104	$301	$-	$-	$2,256
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$439	$667	$323	$422	$104	$301	$-	$-	$2,256
Total
Pass	$9,511	$13,382	$16,295	$5,835	$6,626	$63,932	$30,212	$3,016	$148,809
Special Mention	-	-	377	941	60	134	-	-	1,512
Substandard	229	71	-	134	27	2,439	45	-	2,945
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,740	$13,453	$16,672	$6,910	$6,713	$66,505	$30,257	$3,016	$153,266

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

The following table presents gross charge-offs and recoveries for the six months ended June 30, 2024 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$127	$127
Commercial real estate	-	-	-	-	-	28	28
Consumer	19	2	1	1	-	2	25
Total	$19	$2	$1	$1	$-	$157	$180
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$35	$35
Consumer	1	-	-	1	-	7	9
Total	$1	$-	$-	$1	$-	$42	$44

The following table presents gross charge-offs and recoveries for the six months ended June 30, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
Consumer	1	4	6	1	-	5	17
Total	$1	$4	$6	$1	$-	$5	$17
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$75	$75
Commercial and industrial	-	-	-	-	-	2	2
Consumer	-	-	1	1	-	5	7
Total	$-	$-	$1	$1	$-	$82	$84

NOTE 6. DEPOSITS

Deposits at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$30,177	16.8%	$28,183	17.0%
Interest-bearing demand deposits	44,038	24.5	36,867	22.3
Money market	13,685	7.6	15,126	9.1
Savings	36,746	20.4	31,518	19.0
Certificates of deposit	55,419	30.7	53,928	32.6
Total deposits	$180,065	100.0%	$165,622	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $52.7 million and $44.6 million, respectively, at June 30, 2024 and December 31, 2023.

At June 30, 2024 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2024	$28,588
2025	24,937
2026	990
2027	448
2028	406
2029	50
Total	$55,419

NOTE 7. BORROWED FUNDS

Borrowed funds and the weighted-average contractual interest rate on borrowings at June 30, 2024 and December 31, 2023 are summarized as follows:

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advance from Federal Reserve Bank of Atlanta	4.76%	$20,000	4.83%	$10,000

Advances from Federal Home Loan Bank of Dallas	1.28%	$10,793	0.93%	$10,000
Debt modification discount on FHLB Advances		(532)		(622)
		10,261		9,378

Total borrowings		$30,261		$19,378

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

Interest payments are due at maturity for the advance from the Federal Reserve Bank of Atlanta and are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at June 30, 2024 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2024	$793
2025	23,000
2026	-
2027	3,000
2028	4,000
Total	$30,793

At June 30, 2024 and December 31, 2023, the Company had $25.3 million and $48.5 million, respectively, in available borrowing capacity with the Federal Home Loan Bank (“FHLB”). Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 5 for more detail on loans pledged to the FHLB. The Company has a $40.0 million custodial letter of credit outstanding from the FHLB as of June 30, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At June 30, 2024, the Company used $34.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

At June 30, 2024, the Company had no available borrowing capacity with the Federal Reserve Bank of Atlanta. At December 31, 2023, the Company’s available borrowing capacity with the Federal Reserve Bank of Atlanta was $2.2 million. Borrowings from the Federal Reserve are secured by pledging investment securities. Refer to Note 4 for more detail on pledged investment securities.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At June 30, 2024 and December 31, 2023, this credit facility was unused.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of June 30, 2024 and December 31, 2023, the Bank met all of the capital adequacy requirements to which it is subject.

At June 30, 2024 and December 31, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of June 30, 2024
Common Equity Tier 1 Capital	$75,820	49.09%	$10,040	>6.5%
Tier 1 Risk-Based Capital	75,820	49.09	12,357	>8.0
Total Risk-Based Capital	77,757	50.34	15,446	>10.0
Tier 1 Leverage Capital	75,820	26.88	14,104	>5.0

As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

Share Repurchase Plans

The Company repurchased 282,799 shares of its common stock at an average cost per share of $12.05 during the six months ended June 30, 2024. Of those shares, 228,326 were repurchased under the Company’s third repurchase plan announced in November 2023 (“November 2023 Repurchase Plan”), and the remainder were repurchased under the Company’s fourth share repurchase plan announced in May 2024 (“May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, 172,527 shares of the Company’s common stock were available for repurchase at June 30, 2024.

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Available-for-sale securities	$29,748	$-	$29,748	$-

December 31, 2023
Available-for-sale securities	$70,540	$-	$70,540	$-

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2024
Loans individually evaluated for credit losses	$491	$-	$-	$491
Foreclosed assets	104	-	-	104
Total	$595	$-	$-	$595
December 31, 2023
Loans individually evaluated for credit losses	$374	$-	$-	$374
Foreclosed assets	60	-	-	60
Total	$434	$-	$-	$434

At June 30, 2024 and December 31, 2023, individually evaluated loans with a recorded investment of $662,000 and $547,000, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three and six months ended June 30, 2024 included a net gain of $2,000 to adjust foreclosed assets to fair value. For the three and six months ended June 30, 2023, the Company recorded a loss of $62,000 to adjust foreclosed assets to fair value.

The fair value of foreclosed assets is estimated using third-party appraisals of the asset held less estimated costs to sell and discounts to reflect current conditions. The fair value of collateral-dependent loans individually evaluated for credit losses is estimated using third-party appraisals of the collateral less estimated costs to sell and discounts to reflect current conditions. The fair value of other loans individually evaluated for credit losses is estimated by discounting expected cash flows using discount rates determined with reference to current market rates at which similar loans would be made.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$75,455	$75,455	$75,455	$-	$-
Investment securities:
Available-for-sale	29,748	29,748	-	29,748	-
Held-to-maturity	13,454	11,173	-	11,173	-
Loans receivable, net	151,051	147,877	-	-	147,877
Bank-owned life insurance	14,252	14,252	-	14,252	-
Financial Liabilities:
Deposits	180,065	179,203	-	179,203	-
Borrowed funds	30,261	28,822	-	28,822	-

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,011	$19,011	$19,011	$-	$-
Investment securities:
Available-for-sale	70,540	70,540	-	70,540	-
Held-to-maturity	13,461	11,227	-	11,227	-
Loans receivable, net	142,796	132,742	-	-	132,742
Bank-owned life insurance	14,026	14,026	-	14,026	-
Financial Liabilities:
Deposits	165,622	164,710	-	164,710	-
Borrowed funds	19,378	18,807	-	18,807	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

The following is an overview of financial results for the three and six months ended June 30, 2024:

●	Total assets of $295.3 million at June 30, 2024, up $24.4 million or 9.0% from December 31, 2023
●	Loans of $153.3 million, or 51.9% of total assets, at June 30, 2024, up $8.3 million or 5.8% from December 31, 2023
●	Non-performing assets of $1.7 million at June 30, 2024, down $347,000 or 16.9% from December 31, 2023
●	Investment securities of $43.2 million, or 14.6% of total assets, at June 30, 2024, down $40.8 million or 48.6% from December 31, 2023
●	Deposits of $180.1 million at June 30, 2024, up $14.4 million or 8.7% from December 31, 2023
●	Borrowings of $30.3 million at June 30, 2024, up $10.9 million or 56.2% from December 31, 2023
●	Total shareholders’ equity of $81.0 million, or 27.4% of total assets, at June 30, 2024, down $3.5 million or 4.2% from December 31, 2023
●	Net interest income of $2.4 million and net interest margin of 3.72% for the three months ended June 30, 2024, up $574,000, or 30.6%, and up 75 basis points (“bps”), respectively, compared to the same period in 2023
●	Net interest income of $4.5 million and net interest margin of 3.42% for the six months ended June 30, 2024, up $728,000, or 19.1%, and up 41 basis points (“bps”), respectively, compared to the same period in 2023
●	Loss on the sales of investment securities of $5.5 million for six months ended June 30, 2024
●	Non-interest expense of $2.1 million for the three months ended June 30, 2024, down $123,000 or 5.6%, compared to the same period in 2023
●	Non-interest expense of $4.9 million for the six months ended June 30, 2024, up $483,000 or 11.0% compared to the same period in 2023, primarily due to expenses related to the Company’s upgrade to a new core processing system
●	Net income of $527,000 for the three months ended June 30, 2024 and a net loss of $4.2 million for the six months ended June 30, 2024

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

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At June 30, 2024, the Company’s net deferred tax asset totaled $1.7 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At June 30, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

Additionally, as discussed in detail in Note 1 to the Company’s financial statements reported in this Quarterly Report on Form 10-Q, during June of 2024, the Bank became aware of interest owed by it to a deposit customer that was not properly accrued or paid by the Bank during the period beginning August 1, 2022 and ending March 31, 2024. Accordingly, management revised the prior period financial statements, related disclosures and supplemental information presented in this filing to correct the misstatement. The Company will also revise previously reported financial information for these immaterial errors in its future filings, as applicable. The information in this Item 2 and throughout this Quarterly Report on Form 10-Q has been adjusted to reflect these revisions as described in Note 1 to the Company’s financial statements of this Quarterly Report on Form 10-Q.

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

Comparison of Financial Condition at June 30, 2024 and December 31, 2023

Total Assets.  Total assets increased $24.4 million, or 9.0%, to $295.3 million at June 30, 2024 from $270.9 million at December 31, 2023. The increase was primarily due to an increase in cash as a result of deposit growth and additional borrowings under the Bank Term Funding Program (“BTFP”).

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$80,572	52.6%	$83,623	57.7%	$(3,051)	(3.6)%
Commercial real estate	23,071	15.1	21,478	14.8	1,593	7.4
Construction and land	20,427	13.3	13,857	9.6	6,570	47.4
Multi-family residential	3,025	2.0	3,373	2.3	(348)	(10.3)
Total real estate loans	127,095	83.0	122,331	84.4	4,764	3.9
Other loans
Commercial and industrial	23,915	15.6	19,984	13.8	3,931	19.7
Consumer	2,256	1.4	2,605	1.8	(349)	(13.4)
Total other loans	26,171	17.0	22,589	15.6	3,582	15.9
Total loans	$153,266	100.0%	$144,920	100.0%	$8,346	5.8

Our loan growth has largely been the result of our re-focused business strategy. Since 2021, we have been targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

(Dollars in thousands)	June 30, 2024	December 31, 2023	Change
Commercial real estate
Retail	$3,891	$4,226	$(335)	(7.9)%
Hospitality	3,736	4,003	(267)	(6.7)
Office buildings	2,263	2,348	(85)	(3.6)
Restaurants	623	662	(39)	(5.9)
Oilfield services	419	437	(18)	(4.1)
Other commercial real estate	12,139	9,802	2,337	23.8
Total commercial real estate	$23,071	$21,478	$1,593	7.4
Construction and land
Multi-family residential	$5,688	$1,406	$4,282	304.6%
Health service facilities	2,749	2,469	280	11.3
Hospitality	2,716	2,716	-	-
Retail	2,033	-	2,033	-
Other commercial construction and land	2,830	4,312	(1,482)	(34.4)
Consumer residential construction and land	4,411	2,954	1,457	49.3
Total construction and land	$20,427	$13,857	$6,570	47.4
Commercial and industrial
Oilfield services	$10,382	$6,254	$4,128	66.0%
Industrial equipment	4,540	3,453	1,087	31.5
Professional services	2,839	2,792	47	1.7
Communications	-	2,823	(2,823)	(100.0)
Other commercial and industrial	6,154	4,662	1,492	32.0
Total commercial and industrial loans	$23,915	$19,984	$3,931	19.7

Allowance for Credit Losses. At June 30, 2024, the allowance for loan losses totaled $2.2 million, or 1.45% of total loans, compared to 1.47% of total loans at December 31, 2023. The allowance for credit losses on unfunded commitments totaled $224,000, down $33,000 from December 31, 2023. The provision for credit losses, inclusive of the provision for unfunded commitments, for the six months ended June 30, 2024 totaled $194,000 and was largely attributable to commercial loan growth and the allowance for credit losses on individually evaluated residential loans.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2023
Allowance for loan losses:
Balance, beginning of period	$2,124	$1,807	$1,807
Impact of adoption of ASC 326	-	209	209
Provision for (reversal of) loan losses	227	(2)	87
Net loan (charge-offs) recoveries:
One- to four-family residential	(92)	75	42
Commercial real estate	(28)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	2	1
Consumer	(16)	(10)	(22)
Total net (charge-offs) recoveries	(136)	67	21
Balance, end of period	$2,215	$2,081	$2,124

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$257	$-	$-
Impact of adoption of ASC 326	-	216	216
Provision for (reversal of) credit losses on unfunded lending commitments	(33)	2	41
Balance, end of period	$224	$218	$257

Total allowance for credit losses, end of period	$2,439	$2,299	$2,381
Total provision for (reversal of) credit losses	194	-	128

Total loans at end of period	$153,266	$133,493	$144,920
Total non-accrual loans at end of period	1,560	1,629	1,967
Total non-performing loans at end of period	1,600	1,889	1,991
Total average loans	147,342	133,586	135,713

Allowance for loan losses as a percent of:
Total loans	1.45%	1.56%	1.47%
Non-accrual loans	141.99	127.75	107.98
Non-performing loans	138.44	110.16	106.68

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.23)%	0.17%	0.05%
Commercial real estate	(0.26)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	-	0.03	0.01
Consumer	(1.31)	(0.61)	(0.71)
Total loans	(0.19)	0.10	0.02

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2024	2023
Non-accruing loans
One- to four-family residential	$1,534	$1,875
Commercial real estate	-	50
Construction and land	26	42
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,560	1,967
Accruing loans 90 days or more past due
One- to four-family residential	40	24
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	40	24
Total non-performing loans	1,600	1,991
Foreclosed assets	104	60
Total non-performing assets	$1,704	$2,051

Total loans	$153,266	$144,920
Total assets	295,333	270,932

Total non-accruing loans as a percentage of total loans	1.02%	1.36%
Total non-performing loans as a percentage of total loans	1.04	1.37
Total non-performing loans as a percentage of total assets	0.54	0.73
Total non-performing assets as a percentage of total assets	0.58	0.76

Non-performing loans totaling $275,000 as of December 31, 2023 were paid-off or returned to accrual status during the six months ended June 30, 2024.

Investment Securities.  Total investment securities were $43.2 million at June 30, 2024, down $40.8 million, or 48.6%, compared to $84.0 million at December 31, 2023. Net unrealized losses on securities available-for-sale totaled $4.6 million at June 30, 2024, compared to $9.2 million at December 31, 2023. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The Company did not purchase investment securities during the year ended December 31, 2023. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest. During the three months ended June 30, 2024, the Company re-deployed a portion of the sales proceeds by purchasing $4.9 million of fixed-rate government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2024.

	Contractual Maturity as of June 30, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$4,927	$510	$25,482	$30,919
U.S. Government and agency obligations	1,000	2,000	7,000	4,001	14,001
Municipal obligations	700	453	626	1,082	2,861
Total	$1,700	$7,380	$8,136	$30,565	$47,781

Weighted average yield
Mortgage-backed securities	-%	4.48%	4.59%	2.02%	2.46%
U.S. Government and agency obligations	0.92	1.00	1.31	2.37	1.54
Municipal obligations	0.80	1.12	4.90	1.41	1.98
Total weighted average yield	0.87	3.33	1.79	2.05	2.16

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	June 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$30,177	16.8%	$28,183	17.0%	$1,994	7.1%
Interest-bearing demand deposits	44,038	24.5	36,867	22.3	7,171	19.5
Money market	13,685	7.6	15,126	9.1	(1,441)	(9.5)
Savings	36,746	20.4	31,518	19.0	5,228	16.6
Certificates of deposit	55,419	30.7	53,928	32.6	1,491	2.8
Total deposits	$180,065	100.0%	$165,622	100.0%	$14,443	8.7

The ratio of the Company’s total loans to total deposits was 85.1% and 87.5% as of June 30, 2024 and December 31, 2023, respectively.

Total public fund deposits amounted to $31.2 million, or 17% of total deposits, at June 30, 2024, compared to $23.3 million, or 14% of total deposits, at December 31, 2023. At June 30, 2024, approximately 84% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $52.7 million at June 30, 2024 and $44.6 million at December 31, 2023. Total uninsured non-public funds deposits were approximately $26.1 million and $26.3 million at June 30, 2024 and December 31, 2023, respectively. At June 30, 2024, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $3.8 million or $34.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Total borrowings at June 30, 2024 were $30.3 million, up $10.9 million from December 31, 2023. During the first three months of 2024, the Bank increased its borrowings from the Federal Reserve Bank of Atlanta through the BTFP. At June 30, 2024, the Bank had one $20.0 million BTFP advance outstanding with a contractual interest rate of 4.76% and a maturity date of January 15, 2025.

Other borrowings outstanding consisted of FHLB advances totaling $10.3 million at June 30, 2024 and $9.4 million at December 31, 2023. Deferred prepayment penalties on our FHLB advances totaled $532,000 and $622,000 at June 30, 2024 and December 31, 2023, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $81.0 million, or 27.4% of total assets, at June 30, 2024, down $3.5 million, or 4.2%, from $84.6 million, or 31.2% of total assets, at December 31, 2023. During the six months ended June 30, 2024, shareholders’ equity decreased by $3.4 million due to the Company’s repurchases of its common stock. The Company’s net loss of $4.2 million for the six months ended June 30, 2024 was partially offset by other comprehensive income of $3.6 million, which was the result of the change in unrealized losses on available-for-sale investment securities during the first six months of 2024.

The Company repurchased 282,799 shares of its common stock at an average cost per share of $12.05 during the six months ended June 30, 2024. Under the May 2024 Repurchase Plan, 172,527 shares of the Company’s common stock were available for repurchase at June 30, 2024. Since the announcement of our first share repurchase plan on January 26, 2023 and through June 30, 2024, the Company has repurchased a total of 811,473 shares of its common stock, or approximately 15% of the common shares originally issued, at an average cost per share of $11.98.

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

	Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$150,257	$2,383	6.38%	$133,394	$1,691	5.09%
Investment securities(2)	44,165	210	1.91	101,630	413	1.65
Other interest-earning assets	70,354	932	5.33	18,403	218	4.73
Total interest-earning assets	264,776	3,525	5.35	253,427	2,322	3.68
Non-interest-earning assets	20,997			14,706
Total assets	$285,773			$268,133
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	87,651	327	1.50	83,962	171	0.81
Certificates of deposit	55,960	444	3.19	51,185	209	1.64
Total interest-bearing deposits	143,611	771	2.16	135,147	380	1.13
Borrowings	29,468	306	4.17	9,264	68	2.94
Total interest-bearing liabilities	173,079	1,077	2.50	144,411	448	1.24
Non-interest-bearing liabilities	31,729			38,263
Total liabilities	204,808			182,674
Shareholders' equity	80,965			85,459
Total liabilities and shareholders' equity	$285,773			$268,133
Net interest-earning assets	$91,697			$109,016
Net interest income; average interest rate spread		$2,448	2.85%		$1,874	2.44%
Net interest margin(3)			3.72			2.97
Average interest-earning assets to average interest-bearing liabilities			152.98			175.49
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$147,342	$4,597	6.27%	$133,586	$3,320	5.01%
Investment securities(2)	60,397	535	1.79	102,679	840	1.65
Other interest-earning assets	59,567	1,548	5.23	19,108	429	4.52
Total interest-earning assets	267,306	6,680	5.03	255,373	4,589	3.63
Non-interest-earning assets	18,934			14,672
Total assets	$286,240			$270,045
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	88,380	659	1.50%	87,447	278	0.64%
Certificates of deposit	56,526	881	3.13	51,356	362	1.42
Total interest-bearing deposits	144,906	1,540	2.14	138,803	640	0.93
Borrowings	28,730	599	4.19	9,240	136	2.95
Total interest-bearing liabilities	173,636	2,139	2.48	148,043	776	1.06
Non-interest-bearing liabilities	30,788			35,584
Total liabilities	204,424			183,627
Shareholders' equity	81,816			86,418
Total liabilities and shareholders' equity	$286,240			$270,045
Net interest-earning assets	$93,670			$107,330
Net interest income; average interest rate spread		$4,541	2.55%		$3,813	2.57%
Net interest margin(3)			3.42			3.01
Average interest-earning assets to average interest-bearing liabilities			153.95			172.50
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Six Months Ended
	June 30, 2024 vs 2023			June 30, 2024 vs 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$460	$232	$692	$910	$367	$1,277
Investment securities	60	(263)	(203)	64	(369)	(305)
Other interest-earning assets	25	689	714	71	1,048	1,119
Total interest income	545	658	1,203	1,045	1,046	2,091
Interest expense:
Demand deposits, money market and savings accounts	146	10	156	373	8	381
Certificates of deposit	213	22	235	480	39	519
Total deposits	359	32	391	853	47	900
Borrowings	105	133	238	216	247	463
Total interest expense	464	165	629	1,069	294	1,363
Increase (decrease) in net interest income	$81	$493	$574	$(24)	$752	$728

Comparison of Results of Operations for the Three Months Ended June 30, 2024 and 2023.

General. For the three months ended June 30, 2024, the Company reported net income of $527,000, compared to net income of $16,000 for the three months ended June 30, 2023. Net interest income was up $574,000, or 30.6%, for the three months ended June 30, 2024, compared to the same period in 2023. The provision for credit losses totaled $99,000 for the three months ended June 30, 2024, compared to no provision for the same period in 2023. Non-interest income was up $49,000, or 15.5%, for the three months ended June 30, 2024, compared to the same period in 2023. Non-interest expense for the three months ended June 30, 2024 was down $123,000, or 5.6%, compared the same period in 2023.

Interest Income. Total interest income increased $1.2 million, or 51.8%, to $3.5 million for the three months ended June 30, 2024, compared to the same period in 2023. Interest income on loans and other interest-earning assets were up $692,000 and $714,000, respectively, for the three months ended June 30, 2024, compared to the same period in 2023. These increases were partially offset by a decrease in interest income on investment securities of $203,000 for the three months ended June 30, 2024, compared to the same period in 2023.

The average loan yield was 6.38% for the three months ended June 30, 2024, up from 5.09% for the same period in 2023. Average loans were $150.3 million for the three months ended June 30, 2024, up $16.9 million, or 12.6%, compared to the same period in 2023. At June 30, 2024, approximately 50% of our total loans have adjustable rates and approximately 47% of total loans are scheduled to re-price or mature during the next 12 months.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 1.91% for the three months ended June 30, 2024, up 26 basis points compared to the same period 2023 primarily due to investment securities purchased during the three months ended June 30, 2024.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased mainly due to the re-investment of proceeds from investment securities sales executed during the first three months of 2024.

Interest Expense. Total interest expense increased $629,000, or 140.4%, to $1.1 million for the three months ended June 30, 2024, compared to $448,000 for the same period in 2023. Interest expense on deposits was $771,000 during the three months ended June 30, 2024, up $391,000, or 102.9%, compared to the same period in 2023. The average rate paid on interest-bearing deposits was 2.16% during the three months ended June 30, 2024, up 103 basis points compared to the same period in 2023. Interest expense on borrowings increased by $238,000 during the three months ended June 30, 2024 compared to the same period in 2023 mainly due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $2.4 million for the three months ended June 30, 2024, up $574,000, or 30.6%, compared to 2023. Our interest rate spread was 2.85% and 2.44% for the three months ended June 30, 2024 and 2023, respectively. Our net interest margin was 3.72% and 2.97% for the three months ended June 30, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets, partially offset by the rising cost of interest-bearing liabilities.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was $99,000 for the three months ended June 30, 2024, compared to no provision for the same period in 2023. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the three months ended June 30, 2024 totaled $366,000, up $49,000 or 15.5% compared to the same period in 2023. Non-interest income for the three months ended June 30, 2024 includes $46,000 related to insurance proceeds received due to storm damage.

Non-interest Expense.  Non-interest expense totaled $2.1 million for the three months ended June 30, 2024, down $123,000, or 5.6%, compared to the three months ended June 30, 2023. During the first three months of 2024, the Company upgraded to a new core processing system which largely contributed to reductions in data processing and communication expenses and ATM and debit card expenses during the three months ended June 30, 2024.

Data processing and communication expense totaled $133,000 for the three months ended June 30, 2024, down $87,000 or 39.5% compared to the same period in 2023. ATM and debit card expense totaled $36,000 for the three months ended June 30, 2024, down $25,000 or 41.0% compared to the same period in 2023.

Income Tax Expense.  The Company reported an income tax expense of $120,000 for the three months ended June 30, 2024 compared to an income tax benefit of $16,000 for the three months ended June 30, 2023. The change in income taxes over the comparable prior period was largely due to the change in taxable earnings over the comparable periods.

Comparison of Results of Operations for the Six Months Ended June 30, 2024 and 2023.

General. For the six months ended June 30, 2024, the Company reported a net loss of $4.2 million, compared to net income of $68,000 for the six months ended June 30, 2023. Net interest income was up $728,000, or 19.1%, for the six months ended June 30, 2024, compared to the same period in 2023. The provision for credit losses totaled $194,000 for the six months ended June 30, 2024, compared to no provision for the same period in 2023. Non-interest income was down $5.4 million for the six months ended June 30, 2024, compared to the same period in 2023, primarily due to losses on the sales of investment securities. Non-interest expense for the six months ended June 30, 2024 was up $483,000, or 11.0%, compared to the same period in 2023, primarily due to expenses associated with the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $2.1 million, or 45.6%, to $6.7 million for the six months ended June 30, 2024, compared to the same period in 2023. Interest income on loans and other interest-earning assets were up $1.3 million and $1.1 million, respectively. These increases were partially offset by a decrease in interest income on investment securities of $305,000.

The average loan yield was 6.27% for the six months ended June 30, 2024, up from 5.01% for the same period in 2023. Average loans were $147.3 million for the six months ended June 30, 2024, up $13.8 million, or 10.3%, compared to the same period in 2023.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 1.79% for the six months ended June 30, 2024, up 14 basis points compared to the same period in 2023 primarily due to investment securities purchased during the three months ended June 30, 2024.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased mainly due to the re-investment of proceeds from investment securities sales executed during the first three months of 2024.

Interest Expense. Total interest expense increased $1.4 million, or 175.6%, to $2.1 million for the six months ended June 30, 2024, compared to $776,000 for the same period in 2023. Interest expense on deposits was $1.5 million during the six months ended June 30, 2024, up $900,000, or 140.6%, compared to the same period in 2023. The average rate paid on interest-bearing deposits was 2.14% during the six months ended June 30, 2024, up 121 basis points compared to the same period in 2023. Interest expense on borrowings increased by $463,000 during the six months ended June 30, 2024 compared to the same period in 2023 mainly due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $4.5 million for the six months ended June 30, 2024, up $728,000, or 19.1%, compared to 2023. Our interest rate spread was 2.55% and 2.57% for the six months ended June 30, 2024 and 2023, respectively. Our net interest margin was 3.42% and 3.01% for the six months ended June 30, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets, partially offset by the rising cost of interest-bearing liabilities.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was $194,000 for the six months ended June 30, 2024, compared to no provision for the same period in 2023. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the six months ended June 30, 2024 was down $5.4 million compared to $611,000 for the same period in 2023. Non-interest income for 2024 includes the $5.5 million loss on the sales of investment securities discussed previously.

Non-interest Expense.  Non-interest expense totaled $4.9 million for the six months ended June 30, 2024, up $483,000, or 11.0%, compared to the same period in 2023. Non-interest expense for the six months ended June 30, 2024 includes $539,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first three months of 2024. Most of these costs are included in data processing and communication expense and are not expected to reoccur in future periods. Data processing and communication expense was up $480,000, or 107.4%, for the six months ended June 30, 2024 compared to the same period in 2023.

Income Tax Expense.  The Company reported an income tax benefit of $1.1 million and $20,000 for the six months ended June 30, 2024 and 2023, respectively. The change in income taxes over the comparable prior period was largely due to the loss on sales of investment securities in 2024.

Liquidity and Capital Resources

The Company maintains levels of liquid assets deemed adequate by management. We adjust our liquidity levels to fund deposit outflows, repay our borrowings, and to fund loan commitments. We also adjust liquidity, as appropriate, to meet asset and liability management objectives.

Liquidity describes our ability to meet the financial obligations that arise in the ordinary course of business. Liquidity is primarily needed to meet the borrowing and deposit withdrawal requirements of our customers and to fund current and planned expenditures. Our primary sources of funds are deposits, principal and interest payments on loans and securities, and proceeds from maturities or sales of securities. We also have the ability to borrow from the FHLB, Federal Reserve Bank of Atlanta, and our primary correspondent bank.

At June 30, 2024, our borrowed funds consisted of a $20 million BTFP advance and FHLB advances with a total net carrying value of $10.3 million. The table below summarizes our unused and available liquidity sources as of June 30, 2024.

(Dollars in thousands)	June 30, 2024
Advances from the Federal Home Loan Bank of Dallas	$25,328
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	16,195
Total unused and available liquidity	$59,323

The Company also has a $40.0 million custodial letter of credit outstanding from the FHLB as of June 30, 2024, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. During the three months ended March 31, 2024, the Company used $34.0 million of this letter of credit to collateralize public fund deposits as we executed the investment securities sales discussed previously. The usage of the letter of credit was unchanged as of June 30, 2024.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the six months ended June 30, 2024 included:

●	$44.7 million in proceeds from maturities, paydowns, and sales of investment securities,
●	$14.4 million of inflows from growth in total deposits,
●	$10.0 million in proceeds from BTFP advances, and
●	$8.7 million net outflow due to an increase in total loans.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2024.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at June 30, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$2,371	$2,371	$-	$-	$-
Undisbursed portion of construction loans in process	10,217	8,359	1,638	-	220
Unused lines of credit	21,498	17,656	2,718	-	1,124
Unused overdraft privilege amounts	1,121	-	-	-	1,121
Letters of credit	2	2	-	-	-
Total commitments	$35,209	$28,388	$4,356	$-	$2,465

The following table summarizes our contractual cash obligations at June 30, 2024.

		Payments Due By Period
(Dollars in thousands)	Total at June 30, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$55,419	$49,517	$5,248	$654	$-
Borrowings	30,793	20,793	3,000	7,000	-
Total term debt	$86,212	$70,310	$8,248	$7,654	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. During the three months ended June 30, 2024, management identified a deficiency in our system of internal controls which led to the misstatement described in Note 1 of the consolidated financial statements. After implementing a process to resolve the deficiency and assess its cause and resulting impact on our disclosure controls and procedures, Management and the Audit Committee concluded that the deficiency did not represent a material weakness in the Company’s internal controls over financial reporting since the deficiency was isolated to a unique deposit account that required certain controls that were not required for oversight of any other of the Bank’s deposit accounts at June 30, 2024. Therefore, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures in effect as of June 30, 2024, other than the identified deficiency, were effective as of that date. The control deficiency was remediated in July 2024. There have been no other changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended June 30, 2024 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 30, 2024	25,329	$11.86	25,329	-
May 31, 2024	28,617	11.70	28,617	198,383
June 30, 2024	25,856	11.59	25,856	172,527
Total	79,802	$11.72	79,802

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

CATALYST BANCORP, INC.

Date: August 13, 2024	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2024	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)