Form 10-Q
period 2024-09-30
Catalyst Bancorp, Inc.
filed 2024-11-13
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,342,427 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 8, 2024.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Non-interest-bearing cash	$3,625	$3,654
Interest-bearing cash and due from banks	42,128	15,357
Total cash and cash equivalents	45,753	19,011
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $35,589 and $79,701, respectively)	32,196	70,540
Securities held-to-maturity (fair values of $11,699 and $11,227, respectively)	13,450	13,461
Loans receivable, net of unearned income	165,882	144,920
Allowance for loan losses	(2,414)	(2,124)
Loans receivable, net	163,468	142,796
Accrued interest receivable	815	906
Foreclosed assets	173	60
Premises and equipment, net	6,135	6,072
Stock in correspondent banks, at cost	1,939	1,878
Bank-owned life insurance	14,370	14,026
Other assets	2,318	2,182
TOTAL ASSETS	$280,617	$270,932

LIABILITIES
Deposits
Non-interest-bearing	$27,904	$28,183
Interest-bearing	139,532	137,439
Total deposits	167,436	165,622
Borrowings	29,513	19,378
Other liabilities	2,001	1,373
TOTAL LIABILITIES	198,950	186,373

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,399,127 and 4,761,326 issued and outstanding at September 30, 2024 and December 31, 2023, respectively	44	48
Additional paid-in capital	40,847	45,020
Unallocated common stock held by benefit plans	(5,777)	(6,221)
Retained earnings	49,234	52,949
Accumulated other comprehensive income (loss)	(2,681)	(7,237)
TOTAL SHAREHOLDERS' EQUITY	81,667	84,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$280,617	$270,932

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
INTEREST INCOME
Loans receivable, including fees	$2,717	$1,852	$7,314	$5,172
Investment securities	255	403	790	1,243
Other earning assets	699	214	2,247	643
Total interest income	3,671	2,469	10,351	7,058
INTEREST EXPENSE
Deposits	830	452	2,370	1,092
Borrowings	309	69	908	205
Total interest expense	1,139	521	3,278	1,297
Net interest income	2,532	1,948	7,073	5,761
Provision for credit losses	337	-	531	-
Net interest income after provision for credit losses	2,195	1,948	6,542	5,761
NON-INTEREST INCOME
Service charges on deposit accounts	200	190	597	573
Bank-owned life insurance	118	104	344	300
Gain (loss) on sales of investment securities	-	-	(5,507)	-
Gain (loss) on disposals and sales of fixed assets	-	-	6	-
Federal community development grant	280	-	280	-
Other	22	12	103	44
Total non-interest income (loss)	620	306	(4,177)	917
NON-INTEREST EXPENSE
Salaries and employee benefits	1,200	1,141	3,603	3,522
Occupancy and equipment	193	198	572	609
Data processing and communication	238	228	1,170	675
Professional fees	151	100	375	346
Directors’ fees	116	116	345	345
ATM and debit card	24	68	124	187
Foreclosed assets, net	33	2	67	67
Advertising and marketing	31	25	112	77
Franchise and shares tax	15	19	46	71
Regulatory fees and assessments	42	33	111	99
Insurance	26	26	77	80
Printing, supplies and postage	7	28	70	102
Other	184	97	447	277
Total non-interest expense	2,260	2,081	7,119	6,457
Income (loss) before income tax expense (benefit)	555	173	(4,754)	221
Income tax expense (benefit)	108	22	(1,039)	2
NET INCOME (LOSS)	$447	$151	$(3,715)	$219

Earnings (loss) per share - basic	$0.11	$0.03	$(0.93)	$0.05
Earnings (loss) per share - diluted	0.11	0.03	(0.93)	0.05

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	2024	2023
Net income (loss)	$447	$151	$(3,715)	$219
Net change in unrealized gains (losses) on available-for-sale securities	1,185	(1,852)	261	(1,309)
Reclassification adjustment for losses included in net income	-	-	5,507	-
Income tax effect	(249)	389	(1,212)	275
Total other comprehensive income (loss)	936	(1,463)	4,556	(1,034)
Total comprehensive income (loss)	$1,383	$(1,312)	$841	$(815)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JUNE 30, 2023	$49	$47,032	$(6,616)	$52,491	$(8,645)	$84,311
Net income	-	-	-	151	-	151
Other comprehensive income (loss)	-	-	-	-	(1,463)	(1,463)
ESOP shares released for allocation	-	10	53	-	-	63
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	102	-	-	-	102
Repurchase of common stock	(1)	(1,000)	-	-	-	(1,001)
BALANCE, SEPTEMBER 30, 2023	$48	$45,855	$(6,274)	$52,642	$(10,108)	$82,163

BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013
Net income	-	-	-	447	-	447
Other comprehensive income (loss)	-	-	-	-	936	936
ESOP shares released for allocation	-	8	53	-	-	61
2022 Recognition and Retention Plan shares released for allocation	-	(286)	286	-	-	-
Stock compensation expense	-	143	-	-	-	143
Repurchase of common stock	(1)	(932)	-	-	-	(933)
BALANCE, SEPTEMBER 30, 2024	$44	$40,847	$(5,777)	$49,234	$(2,681)	$81,667

BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,758	$(9,074)	$88,492
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	219	-	219
Other comprehensive income	-	-	-	-	(1,034)	(1,034)
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	27	159	-	-	186
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	386	-	-	-	386
Repurchase of common stock	(5)	(5,331)	-	-	-	(5,336)
BALANCE, SEPTEMBER 30, 2023	$48	$45,855	$(6,274)	$52,642	$(10,108)	$82,163

BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net income (loss)	-	-	-	(3,715)	-	(3,715)
Other comprehensive income	-	-	-	-	4,556	4,556
ESOP shares released for allocation	-	27	158	-	-	185
2022 Recognition and Retention Plan shares released for allocation	-	(286)	286	-	-	-
Stock compensation expense	-	423	-	-	-	423
Repurchase of common stock	(4)	(4,337)	-	-	-	(4,341)
BALANCE, SEPTEMBER 30, 2024	$44	$40,847	$(5,777)	$49,234	$(2,681)	$81,667

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,715)	$219
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Investment securities amortization, net	119	236
Federal Home Loan Bank stock dividends	(62)	(49)
Amortization of prepayment penalties on debt restructuring	135	135
Provision for credit losses	531	-
Increase in cash surrender value of bank-owned life insurance	(344)	(300)
Loss on sales of investment securities	5,507	-
Gain on disposals and sales of premises and equipment	(6)	-
Stock-based compensation	608	572
Depreciation of premises and equipment	306	301
Net write-downs and losses on the sale of foreclosed assets	57	62
Deferred income tax expense (benefit)	(1,039)	(74)
(Increase) decrease in other assets	(215)	(395)
Increase (decrease) in other liabilities	654	371
Net cash provided by operating activities	2,536	1,078
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	3,845	6,259
Proceeds from sales	42,525	-
Purchases	(7,873)	-
Net (increase) decrease in loans	(21,515)	(2,019)
Proceeds from sale of foreclosed assets	114	259
Purchases of premises and equipment	(375)	(158)
Proceeds from sale of premises and equipment	12	-
Net cash provided by investing activities	16,733	4,341
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	1,814	126
Net advances from the Federal Reserve Bank of Atlanta	10,000	-
Purchase of stock to fund the 2022 Recognition and Retention Plan	-	(415)
Repurchase of common stock	(4,341)	(5,336)
Net cash provided by (used in) financing activities	7,473	(5,625)
NET CHANGE IN CASH AND CASH EQUIVALENTS	26,742	(206)
CASH AND CASH EQUIVALENTS, beginning of period	19,011	13,472
CASH AND CASH EQUIVALENTS, end of period	$45,753	$13,266

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$284	$37

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$2,547	$916
Cash paid for income taxes	200	-

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

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

The following highlights the primary changes to prior period financial statements presented in this Form 10-Q caused by the correction of the misstated interest expense:

(Dollars in thousands)	As Reported	Adjustment	As Revised
Revised Consolidated Statements of Condition as of December 31, 2023
Other liabilities	$1,277	$96	$1,373
Retained earnings	53,045	(96)	52,949
Total shareholders' equity	84,655	(96)	84,559

Revised Consolidated Statements of Income for the Three Months Ended September 30, 2023
Interest expense - Deposits	$428	$24	$452
Total interest expense	497	24	521
Net interest income	1,972	(24)	1,948
Income tax expense (benefit)	27	(5)	22
Net income (loss)	170	(19)	151

Revised Consolidated Statements of Income for the Nine Months Ended September 30, 2023
Interest expense - Deposits	$1,012	$80	$1,092
Total interest expense	1,217	80	1,297
Net interest income	5,841	(80)	5,761
Income tax expense (benefit)	19	(17)	2
Net income (loss)	282	(63)	219

Revised Consolidated Statements of Changes in Shareholders' Equity
Retained earnings, as of December 31, 2022	$52,778	$(20)	$52,758
Retained earnings, as of June 30, 2023	52,517	(26)	52,491
Retained earnings, as of September 30, 2023	52,687	(45)	52,642

Revised Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023
Increase (decrease) in other liabilities	$308	$63	$371

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

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At September 30, 2024, the Company’s net deferred tax asset totaled $1.4 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At September 30, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

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

NOTE 3. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2024	2023	2024	2023
Numerator
Net income (loss) available to common shareholders	$447	$151	$(3,715)	$219

Denominator
Weighted average common shares outstanding	4,439	4,901	4,537	5,033
Weighted average unallocated common stock held by benefit plans	(546)	(588)	(555)	(597)
Weighted average shares - basic	3,893	4,313	3,982	4,436
Effect of dilutive stock-based awards(1):
Stock options	-	-	-	-
Restricted stock	12	11	-	6
Weighted average shares - assuming dilution	3,905	4,324	3,982	4,442

Basic earnings (loss) per common share	$0.11	$0.03	$(0.93)	$0.05
Diluted earnings (loss) per common share	0.11	0.03	(0.93)	0.05
(1)	The computation of diluted earnings (loss) per common share for the nine months ended September 30, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 294,573 and 280,620 for the three months ended September 30, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 326 for the three months ended September 30, 2024. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended September 30, 2023.

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 294,647 and 290,379 for the nine months ended September 30, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 537 and 39,779 for the nine months ended September 30, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share.

NOTE 4. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	September 30, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$32,182	$136	$(3,402)	$28,916
U.S. Government and agency obligations	1,000	-	(5)	995
Municipal obligations	2,407	26	(148)	2,285
Total available-for-sale	$35,589	$162	$(3,555)	$32,196
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,733)	$11,267
Municipal obligations	450	-	(18)	432
Total held-to-maturity	$13,450	$-	$(1,751)	$11,699

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	$14	$(8,206)	$57,512
U.S. Government and agency obligations	7,999	-	(611)	7,388
Municipal obligations	5,998	7	(365)	5,640
Total available-for-sale	$79,701	$21	$(9,182)	$70,540
Securities held-to-maturity
U.S. Government and agency obligations	$13,003	$-	$(2,210)	$10,793
Municipal obligations	458	-	(24)	434
Total held-to-maturity	$13,461	$-	$(2,234)	$11,227

There were no securities transferred between classifications during the nine months ended September 30, 2024 or 2023. During the nine months ended September 30, 2024, the Company sold 50 available-for-sale investment securities for a total loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest.

Accrued interest receivable on the Company’s investment securities totaled $153,000 and $241,000 at September 30, 2024 and December 31, 2023, respectively.

At September 30, 2024 and December 31, 2023, investment securities totaling $14.4 million and $44.6 million, respectively, were pledged to secure public deposits as required or permitted by law. During the nine months ended September 30, 2024, the Company used a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits as we executed the investment securities sales. At September 30, 2024, $19.0 million of the custodial letter of credit was pledged as collateral for pubic deposits.

Investment securities totaling $18.9 million and $11.1 million were pledged to the Federal Reserve Bank as collateral for borrowings at September 30, 2024 and December 31, 2023, respectively.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at September 30, 2024 and December 31, 2023:

	September 30, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,693	$-	$-
After one through five years	3,870	3,965	2,450	2,277
After five through ten years	2,583	2,606	7,000	6,051
After ten years	27,436	23,932	4,000	3,371
Total	$35,589	$32,196	$13,450	$11,699

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,643	$-	$-
After one through five years	10,676	10,226	2,334	2,095
After five through ten years	14,909	13,673	7,124	5,899
After ten years	52,416	44,998	4,003	3,233
Total	$79,701	$70,540	$13,461	$11,227

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at September 30, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$2,973	$(13)	$19,523	$(3,389)	$22,496	$(3,402)
U.S. Government and agency obligations	-	-	995	(5)	995	(5)
Municipal obligations	-	-	1,282	(148)	1,282	(148)
Total available-for-sale	$2,973	$(13)	$21,800	$(3,542)	$24,773	$(3,555)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,267	$(1,733)	$11,267	$(1,733)
Municipal obligations	-	-	432	(18)	432	(18)
Total held-to-maturity	$-	$-	$11,699	$(1,751)	$11,699	$(1,751)
Total	$2,973	$(13)	$33,499	$(5,293)	$36,472	$(5,306)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$554	$(1)	$55,959	$(8,205)	$56,513	$(8,206)
U.S. Government and agency obligations	-	-	7,388	(611)	7,388	(611)
Municipal obligations	-	-	3,992	(365)	3,992	(365)
Total available-for-sale	$554	$(1)	$67,339	$(9,181)	$67,893	$(9,182)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,793	$(2,210)	$10,793	$(2,210)
Municipal obligations	-	-	434	(24)	434	(24)
Total held-to-maturity	$-	$-	$11,227	$(2,234)	$11,227	$(2,234)
Total	$554	$(1)	$78,566	$(11,415)	$79,120	$(11,416)

At September 30, 2024 and December 31, 2023, the Company held 42 and 92 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at September 30, 2024 or December 31, 2023.

NOTE 5.  LOANS RECEIVABLE

Loans receivable at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Real estate loans
One- to four-family residential	$81,433	$83,623
Commercial real estate	22,704	21,478
Construction and land	30,310	13,857
Multi-family residential	2,622	3,373
Total real estate loans	137,069	122,331
Other loans
Commercial and industrial	26,507	19,984
Consumer	2,306	2,605
Total other loans	28,813	22,589
Total loans	165,882	144,920
Less: Allowance for loan losses	(2,414)	(2,124)
Net loans	$163,468	$142,796

At September 30, 2024 and December 31, 2023, real estate loans totaling $81.3 million and $81.2 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement. Refer to Note 7 for more information on borrowed funds.

Accrued interest receivable on the Company’s loans totaled $656,000 and $659,000 at September 30, 2024 and December 31, 2023, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses for the nine months ended September 30, 2024 and 2023.

	For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$62	$(160)	$68	$1,210
Commercial real estate	213	17	(28)	14	216
Construction and land	283	258	-	-	541
Multi-family residential	50	(13)	-	-	37
Commercial and industrial	302	206	(133)	4	379
Consumer	36	27	(43)	11	31
Total for loans	$2,124	$557	$(364)	$97	$2,414
Unfunded lending commitments(1)	257	(26)	-	-	231
Total	$2,381	$531	$(364)	$97	$2,645
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Nine Months Ended September 30, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(299)	$-	$98	$1,181
Commercial real estate	248	(53)	(5)	-	-	190
Construction and land	74	40	48	-	-	162
Multi-family residential	40	5	(2)	-	-	43
Commercial and industrial	175	51	73	-	1	300
Consumer	46	8	2	(26)	11	41
Unallocated	-	-	119	-	-	119
Total for loans	$1,807	$209	$(64)	$(26)	$110	$2,036
Unfunded lending commitments	-	216	64	-	-	280
Total	$1,807	$425	$-	$(26)	$110	$2,316

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at September 30, 2024 and December 31, 2023.

	September 30, 2024			December 31, 2023
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$124	$1,086	$1,210	$127	$1,113	$1,240
Commercial real estate	-	216	216	-	213	213
Construction and land	38	503	541	46	237	283
Multi-family residential	-	37	37	-	50	50
Commercial and industrial	-	379	379	-	302	302
Consumer	-	31	31	-	36	36
Total	$162	$2,252	$2,414	$173	$1,951	$2,124
Loans
One- to four-family residential	$633	$80,800	$81,433	$989	$82,634	$83,623
Commercial real estate	-	22,704	22,704	50	21,428	21,478
Construction and land	124	30,186	30,310	132	13,725	13,857
Multi-family residential	-	2,622	2,622	-	3,373	3,373
Commercial and industrial	-	26,507	26,507	-	19,984	19,984
Consumer	-	2,306	2,306	-	2,605	2,605
Total	$757	$165,125	$165,882	$1,171	$143,749	$144,920

At September 30, 2024 and December 31, 2023, all one- to four family residential and construction and land loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of loans secured by one- to four-family residential properties and land located in our market.

A summary of current, past due and non-accrual loans as of September 30, 2024 and December 31, 2023 follows:

	As of September 30, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,409	$15	$724	$3,148	$77,611	$674	$81,433
Commercial real estate	267	-	-	267	22,437	-	22,704
Construction and land	14	-	-	14	30,271	25	30,310
Multi-family residential	-	-	-	-	2,622	-	2,622
Commercial and industrial	3	-	-	3	26,504	-	26,507
Consumer	14	-	-	14	2,292	-	2,306
Total	$2,707	$15	$724	$3,446	$161,737	$699	$165,882

	As of December 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,391	$24	$1,103	$3,518	$79,333	$772	$83,623
Commercial real estate	126	-	50	176	21,302	-	21,478
Construction and land	-	-	-	-	13,815	42	13,857
Multi-family residential	-	-	-	-	3,373	-	3,373
Commercial and industrial	46	-	-	46	19,938	-	19,984
Consumer	12	-	-	12	2,593	-	2,605
Total	$2,575	$24	$1,153	$3,752	$140,354	$814	$144,920

A summary of total non-accrual loans as of September 30, 2024 and December 31, 2023 follows:

	September 30, 2024			December 31, 2023
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,381	$17	$1,398	$1,564	$311	$1,875
Commercial real estate	-	-	-	-	50	50
Construction and land	25	-	25	42	-	42
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,406	$17	$1,423	$1,606	$361	$1,967

The Company was not committed to lend any additional funds on non-accrual loans at September 30, 2024 or December 31, 2023. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At September 30, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $80,000. At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At September 30, 2024 and December 31, 2023, loans with modifications for borrowers experiencing financial difficulty totaled $615,000 and $683,000, respectively.

During the nine months ended September 30, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. During the nine months ended September 30, 2023, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at September 30, 2024 or December 31, 2023.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,143	$2,723	$12,318	$3,099	$2,721	$51,691	$2,400	$1,774	$78,869
Special Mention	-	-	-	57	59	132	-	-	248
Substandard	-	25	-	-	26	2,265	-	-	2,316
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,143	$2,748	$12,318	$3,156	$2,806	$54,088	$2,400	$1,774	$81,433
Commercial real estate
Pass	$2,852	$4,730	$1,799	$1,104	$3,314	$6,035	$-	$1,399	$21,233
Special Mention	-	-	371	871	-	-	-	-	1,242
Substandard	229	-	-	-	-	-	-	-	229
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,081	$4,730	$2,170	$1,975	$3,314	$6,035	$-	$1,399	$22,704
Construction and land
Pass	$1,886	$50	$103	$53	$71	$344	$27,654	$-	$30,161
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	124	-	25	-	-	149
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,886	$50	$103	$177	$71	$369	$27,654	$-	$30,310
Multi-family residential
Pass	$-	$-	$-	$470	$-	$2,152	$-	$-	$2,622
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$470	$-	$2,152	$-	$-	$2,622
Commercial and industrial
Pass	$11,452	$4,072	$1,430	$515	$247	$292	$8,499	$-	$26,507
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,452	$4,072	$1,430	$515	$247	$292	$8,499	$-	$26,507
Consumer
Pass	$699	$605	$264	$377	$87	$274	$-	$-	$2,306
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$699	$605	$264	$377	$87	$274	$-	$-	$2,306
Total
Pass	$19,032	$12,180	$15,914	$5,618	$6,440	$60,788	$38,553	$3,173	$161,698
Special Mention	-	-	371	928	59	132	-	-	1,490
Substandard	229	25	-	124	26	2,290	-	-	2,694
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,261	$12,205	$16,285	$6,670	$6,525	$63,210	$38,553	$3,173	$165,882

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

The following table presents gross charge-offs and recoveries for the nine months ended September 30, 2024 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$160	$160
Commercial real estate	-	-	-	-	-	28	28
Commercial and industrial	43	45	45	-	-	-	133
Consumer	37	2	1	1	-	2	43
Total	$80	$47	$46	$1	$-	$190	$364
Recoveries
One- to four-family residential	$-	$-	$-	$-	$1	$67	$68
Commercial real estate	-	-	-	-	-	14	14
Commercial and industrial	-	4	-	-	-	-	4
Consumer	2	-	-	1	-	8	11
Total	$2	$4	$-	$1	$1	$89	$97

The following table presents gross charge-offs and recoveries for the nine months ended September 30, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
Consumer	4	5	9	1	2	5	26
Total	$4	$5	$9	$1	$2	$5	$26
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$98	$98
Commercial and industrial	-	-	-	-	-	1	1
Consumer	-	-	2	1	-	8	11
Total	$-	$-	$2	$1	$-	$107	$110

NOTE 6. DEPOSITS

Deposits at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$27,904	16.7%	$28,183	17.0%
Interest-bearing demand deposits	33,751	20.2	36,867	22.3
Money market	13,372	8.0	15,126	9.1
Savings	36,798	22.0	31,518	19.0
Certificates of deposit	55,611	33.1	53,928	32.6
Total deposits	$167,436	100.0%	$165,622	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $40.2 million and $44.6 million, respectively, at September 30, 2024 and December 31, 2023.

At September 30, 2024 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2024	$15,720
2025	36,691
2026	2,203
2027	466
2028	494
2029	37
Total	$55,611

NOTE 7. BORROWED FUNDS

Borrowed funds and the weighted-average contractual interest rate on borrowings at September 30, 2024 and December 31, 2023 are summarized as follows:

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advance from Federal Reserve Bank of Atlanta	4.76%	$20,000	4.83%	$10,000

Advances from Federal Home Loan Bank of Dallas	0.93%	$10,000	0.93%	$10,000
Debt modification discount on FHLB Advances		(487)		(622)
		9,513		9,378

Total borrowings		$29,513		$19,378

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

Interest payments are due at maturity for the advance from the Federal Reserve Bank of Atlanta and are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at September 30, 2024 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2024	$-
2025	23,000
2026	-
2027	3,000
2028	4,000
Total	$30,000

At September 30, 2024 and December 31, 2023, the Company had $43.2 million and $48.5 million, respectively, in available borrowing capacity with the Federal Home Loan Bank (“FHLB”). Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 5 for more detail on loans pledged to the FHLB. The Company has a $25.0 million custodial letter of credit outstanding from the FHLB as of September 30, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At September 30, 2024, the Company used $19.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

At September 30, 2024, the Company had no available borrowing capacity with the Federal Reserve Bank of Atlanta. At December 31, 2023, the Company’s available borrowing capacity with the Federal Reserve Bank of Atlanta was $2.2 million. Borrowings from the Federal Reserve are secured by pledging investment securities. Refer to Note 4 for more detail on pledged investment securities.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At September 30, 2024 and December 31, 2023, this credit facility was unused.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of September 30, 2024 and December 31, 2023, the Bank met all of the capital adequacy requirements to which it is subject.

At September 30, 2024 and December 31, 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of September 30, 2024
Common Equity Tier 1 Capital	$76,435	45.71%	$10,868	>6.5%
Tier 1 Risk-Based Capital	76,435	45.71	13,376	>8.0
Total Risk-Based Capital	78,531	46.97	16,720	>10.0
Tier 1 Leverage Capital	76,435	27.43	13,933	>5.0

As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

Share Repurchase Plans

The Company repurchased 362,199 shares of its common stock at an average cost per share of $11.98 during the nine months ended September 30, 2024. Of those shares, 228,326 were repurchased under the Company’s third repurchase plan announced in November 2023 (“November 2023 Repurchase Plan”), and the remainder were repurchased under the Company’s fourth share repurchase plan announced in May 2024 (“May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, 93,127 shares of the Company’s common stock were available for repurchase at September 30, 2024.

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

Fair values of assets and liabilities measured on a recurring basis at September 30, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Available-for-sale securities	$32,196	$-	$32,196	$-

December 31, 2023
Available-for-sale securities	$70,540	$-	$70,540	$-

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2024 and December 31, 2023 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Loans individually evaluated for credit losses	$317	$-	$-	$317
Foreclosed assets	173	-	-	173
Total	$490	$-	$-	$490
December 31, 2023
Loans individually evaluated for credit losses	$374	$-	$-	$374
Foreclosed assets	60	-	-	60
Total	$434	$-	$-	$434

At September 30, 2024 and December 31, 2023, individually evaluated loans with a recorded investment of $479,000 and $547,000, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three and nine months ended September 30, 2024 included net losses of $39,000 and $37,000, respectively, to adjust foreclosed assets to fair value. For the three and nine months ended September 30, 2023, the Company recorded a loss of $62,000 to adjust foreclosed assets to fair value.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$45,753	$45,753	$45,753	$-	$-
Investment securities:
Available-for-sale	32,196	32,196	-	32,196	-
Held-to-maturity	13,450	11,699	-	11,699	-
Loans receivable, net	163,468	162,500	-	-	162,500
Bank-owned life insurance	14,370	14,370	-	14,370	-
Financial Liabilities:
Deposits	167,436	166,979	-	166,979	-
Borrowed funds	29,513	29,209	-	29,209	-

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,011	$19,011	$19,011	$-	$-
Investment securities:
Available-for-sale	70,540	70,540	-	70,540	-
Held-to-maturity	13,461	11,227	-	11,227	-
Loans receivable, net	142,796	132,742	-	-	132,742
Bank-owned life insurance	14,026	14,026	-	14,026	-
Financial Liabilities:
Deposits	165,622	164,710	-	164,710	-
Borrowed funds	19,378	18,807	-	18,807	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2023.

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

The following is an overview of financial results for the three and nine months ended September 30, 2024:

●	Total assets of $280.6 million at September 30, 2024, up $9.7 million, or 3.6%, from December 31, 2023
●	Loans of $165.9 million at September 30, 2024, up $21.0 million, or 14.5%, from December 31, 2023
●	Non-performing assets of $1.6 million at September 30, 2024, down $440,000, or 21.5%, from December 31, 2023
●	Investment securities of $45.6 million at September 30, 2024, down $38.4 million, or 45.7%, from December 31, 2023
●	Deposits of $167.4 million at September 30, 2024, up $1.8 million, or 1.1%, from December 31, 2023
●	Borrowings of $29.5 million at September 30, 2024, up $10.1 million, or 52.3%, from December 31, 2023
●	Total shareholders’ equity of $81.7 million at September 30, 2024, down $2.9 million, or 3.4%, from December 31, 2023
●	Net interest income of $2.5 million and net interest margin of 3.86% for the three months ended September 30, 2024, up $584,000, or 30.0%, and up 77 basis points (“bps”), respectively, compared to the same period in 2023
●	Net interest income of $7.1 million and net interest margin of 3.56% for the nine months ended September 30, 2024, up $1.3 million, or 22.8%, and up 52 bps, respectively, compared to the same period in 2023
●	Loss on the sales of investment securities of $5.5 million for the nine months ended September 30, 2024
●	Non-interest expense of $2.3 million for the three months ended September 30, 2024, up $179,000, or 8.6%, compared to the same period in 2023
●	Non-interest expense of $7.1 million for the nine months ended September 30, 2024, up $662,000, or 10.3%, compared to the same period in 2023, primarily due to expenses related to the Company’s upgrade to a new core processing system
●	Net income of $447,000 for the three months ended September 30, 2024, up $296,000, or 196.0%, compared to the same period in 2023
●	A net loss of $3.7 million for the nine months ended September 30, 2024, compared to net income of $219,000 for the same period in 2023

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

During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At September 30, 2024, the Company’s net deferred tax asset totaled $1.4 million and is included in other assets on the statement of financial condition. According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At September 30, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

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

Comparison of Financial Condition at September 30, 2024 and December 31, 2023

Total Assets.  Total assets increased $9.7 million, or 3.6%, to $280.6 million at September 30, 2024 from $270.9 million at December 31, 2023. The increase was primarily due to an increase in cash as a result of additional borrowings under the Bank Term Funding Program (“BTFP”).

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$81,433	49.1%	$83,623	57.7%	$(2,190)	(2.6)%
Commercial real estate	22,704	13.7	21,478	14.8	1,226	5.7
Construction and land	30,310	18.3	13,857	9.6	16,453	118.7
Multi-family residential	2,622	1.6	3,373	2.3	(751)	(22.3)
Total real estate loans	137,069	82.7	122,331	84.4	14,738	12.0
Other loans
Commercial and industrial	26,507	16.0	19,984	13.8	6,523	32.6
Consumer	2,306	1.3	2,605	1.8	(299)	(11.5)
Total other loans	28,813	17.3	22,589	15.6	6,224	27.6
Total loans	$165,882	100.0%	$144,920	100.0%	$20,962	14.5

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

(Dollars in thousands)	September 30, 2024	December 31, 2023	Change
Commercial real estate
Retail	$4,154	$4,825	$(671)	(13.9)%
Hospitality	3,594	4,003	(409)	(10.2)
Restaurants	1,112	1,037	75	7.2
Oilfield services	411	437	(26)	(5.9)
Other non-owner occupied	2,780	2,908	(128)	(4.4)
Other owner occupied	10,653	8,268	2,385	28.8
Total commercial real estate	$22,704	$21,478	$1,226	5.7
Construction and land
Multi-family residential	$8,353	$1,406	$6,947	494.1%
Health service facilities	7,073	2,469	4,604	186.5
Hospitality	2,716	2,716	-	-
Retail	3,339	-	3,339	-
Other commercial construction and land	4,846	4,312	534	12.4
Consumer residential construction and land	3,983	2,954	1,029	34.8
Total construction and land	$30,310	$13,857	$16,453	118.7
Commercial and industrial
Oilfield services	$14,010	$6,254	$7,756	124.0%
Industrial equipment	3,882	3,453	429	12.4
Professional services	2,910	2,792	118	4.2
Communications	-	2,823	(2,823)	(100.0)
Other commercial and industrial	5,705	4,662	1,043	22.4
Total commercial and industrial loans	$26,507	$19,984	$6,523	32.6

Allowance for Credit Losses. At September 30, 2024, the allowance for loan losses totaled $2.4 million, or 1.46% of total loans, compared to 1.47% of total loans at December 31, 2023. The allowance for credit losses on unfunded commitments totaled $231,000, down $26,000 from December 31, 2023. The provision for credit losses, inclusive of the provision for unfunded commitments, for the nine months ended September 30, 2024 totaled $531,000 and was largely attributable to commercial loan growth.

The following table presents the changes in the allowance for loan losses and other related data for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
(Dollars in thousands)	2024	2023	2023
Allowance for loan losses:
Balance, beginning of period	$2,124	$1,807	$1,807
Impact of adoption of ASC 326	-	209	209
Provision for (reversal of) loan losses	557	(64)	87
Net loan (charge-offs) recoveries:
One- to four-family residential	(92)	98	42
Commercial real estate	(14)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(129)	1	1
Consumer	(32)	(15)	(22)
Total net (charge-offs) recoveries	(267)	84	21
Balance, end of period	$2,414	$2,036	$2,124

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$257	$-	$-
Impact of adoption of ASC 326	-	216	216
Provision for (reversal of) credit losses on unfunded lending commitments	(26)	64	41
Balance, end of period	$231	$280	$257

Total allowance for credit losses, end of period	$2,645	$2,316	$2,381
Total provision for (reversal of) credit losses	531	-	128

Total loans at end of period	$165,882	$135,672	$144,920
Total non-accrual loans at end of period	1,423	1,961	1,967
Total non-performing loans at end of period	1,438	2,088	1,991
Total average loans	152,066	134,013	135,713

Allowance for loan losses as a percent of:
Total loans	1.46%	1.50%	1.47%
Non-accrual loans	169.64	103.82	107.98
Non-performing loans	167.87	97.51	106.68

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.15)%	0.15%	0.05%
Commercial real estate	(0.08)	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(0.80)	0.01	0.01
Consumer	(1.77)	(0.63)	(0.71)
Total loans	(0.23)	0.08	0.02

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated.

	September 30,	December 31,
(Dollars in thousands)	2024	2023
Non-accruing loans
One- to four-family residential	$1,398	$1,875
Commercial real estate	-	50
Construction and land	25	42
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,423	1,967
Accruing loans 90 days or more past due
One- to four-family residential	15	24
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	15	24
Total non-performing loans	1,438	1,991
Foreclosed assets	173	60
Total non-performing assets	$1,611	$2,051

Total loans	$165,882	$144,920
Total assets	280,617	270,932

Total non-accruing loans as a percentage of total loans	0.86%	1.36%
Total non-performing loans as a percentage of total loans	0.87	1.37
Total non-performing loans as a percentage of total assets	0.51	0.73
Total non-performing assets as a percentage of total assets	0.57	0.76

Investment Securities.  Total investment securities were $45.6 million at September 30, 2024, down $38.4 million, or 45.7%, compared to $84.0 million at December 31, 2023. Net unrealized losses on securities available-for-sale totaled $3.4 million at September 30, 2024, compared to $9.2 million at December 31, 2023. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest. During the six-month period ending September 30, 2024, the Company re-deployed a portion of the sales proceeds by purchasing $7.9 million of fixed-rate government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2024.

	Contractual Maturity as of September 30, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$3,870	$1,956	$26,356	$32,182
U.S. Government and agency obligations	1,000	2,000	7,000	4,000	14,000
Municipal obligations	700	450	627	1,080	2,857
Total	$1,700	$6,320	$9,583	$31,436	$49,039

Weighted average yield
Mortgage-backed securities	-%	4.68%	4.39%	2.15%	2.59%
U.S. Government and agency obligations	0.92	1.00	1.31	2.37	1.54
Municipal obligations	0.80	1.12	4.90	1.41	1.98
Total weighted average yield	0.87	3.26	2.17	2.15	2.26

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	September 30, 2024		December 31, 2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$27,904	16.7%	$28,183	17.0%	$(279)	(1.0)%
Interest-bearing demand deposits	33,751	20.2	36,867	22.3	(3,116)	(8.5)
Money market	13,372	8.0	15,126	9.1	(1,754)	(11.6)
Savings	36,798	22.0	31,518	19.0	5,280	16.8
Certificates of deposit	55,611	33.1	53,928	32.6	1,683	3.1
Total deposits	$167,436	100.0%	$165,622	100.0%	$1,814	1.1

The ratio of the Company’s total loans to total deposits was 99.1% and 87.5% as of September 30, 2024 and December 31, 2023, respectively.

Total public fund deposits amounted to $21.0 million, or 13% of total deposits, at September 30, 2024, compared to $23.3 million, or 14% of total deposits, at December 31, 2023. At September 30, 2024, approximately 74% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market.

Our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, were approximately $40.2 million at September 30, 2024 and $44.6 million at December 31, 2023. Total uninsured non-public fund deposits were approximately $23.6 million and $26.3 million at September 30, 2024 and December 31, 2023, respectively. At September 30, 2024, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $14.4 million or $19.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Total borrowings at September 30, 2024 were $29.5 million, up $10.1 million from December 31, 2023. During the first three months of 2024, the Bank increased its borrowings from the Federal Reserve Bank of Atlanta through the BTFP. At September 30, 2024, the Bank had one $20.0 million BTFP advance outstanding with a contractual interest rate of 4.76% and a maturity date of January 15, 2025.

Other borrowings outstanding consisted of FHLB advances totaling $9.5 million at September 30, 2024 and $9.4 million at December 31, 2023. Deferred prepayment penalties on our FHLB advances totaled $487,000 and $622,000 at September 30, 2024 and December 31, 2023, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $81.7 million, or 29.1% of total assets, at September 30, 2024, down $2.9 million, or 3.4%, from $84.6 million, or 31.2% of total assets, at December 31, 2023. During the nine months ended September 30, 2024, shareholders’ equity decreased by $4.3 million due to the Company’s repurchases of its common stock. The Company’s net loss of $3.7 million for the nine months ended September 30, 2024 was offset by other comprehensive income of $4.6 million, which was the result of the change in unrealized losses on available-for-sale investment securities during the first nine months of 2024.

The Company repurchased 362,199 shares of its common stock at an average cost per share of $11.98 during the nine months ended September 30, 2024. Under the May 2024 Repurchase Plan, 93,127 shares of the Company’s common stock were available for repurchase at September 30, 2024. Since the announcement of our first share repurchase plan on January 26, 2023 and through September 30, 2024, the Company has repurchased a total of 890,873 shares of its common stock, or approximately 17% of the common shares originally issued, at an average cost per share of $11.96.

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

	Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$161,410	$2,717	6.70%	$134,851	$1,852	5.45%
Investment securities(2)	48,517	255	2.11	99,373	403	1.64
Other interest-earning assets	51,142	699	5.45	16,915	214	5.02
Total interest-earning assets	261,069	3,671	5.60	251,139	2,469	3.91
Non-interest-earning assets	21,371			13,956
Total assets	$282,440			$265,095
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	85,164	382	1.78	83,051	178	0.85
Certificates of deposit	55,910	448	3.19	50,526	274	2.15
Total interest-bearing deposits	141,074	830	2.34	133,577	452	1.34
Borrowings	29,502	309	4.17	9,306	69	2.93
Total interest-bearing liabilities	170,576	1,139	2.66	142,883	521	1.45
Non-interest-bearing liabilities	30,557			38,153
Total liabilities	201,133			181,036
Shareholders' equity	81,307			84,059
Total liabilities and shareholders' equity	$282,440			$265,095
Net interest-earning assets	$90,493			$108,256
Net interest income; average interest rate spread		$2,532	2.94%		$1,948	2.46%
Net interest margin(3)			3.86			3.09
Average interest-earning assets to average interest-bearing liabilities			153.05			175.77
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$152,066	$7,314	6.42%	$134,013	$5,172	5.16%
Investment securities(2)	56,408	790	1.88	101,564	1,243	1.65
Other interest-earning assets	56,738	2,247	5.29	18,369	643	4.68
Total interest-earning assets	265,212	10,351	5.22	253,946	7,058	3.72
Non-interest-earning assets	19,752			14,431
Total assets	$284,964			$268,377
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	87,300	1,040	1.59%	85,966	456	0.71%
Certificates of deposit	56,319	1,330	3.15	51,076	636	1.66
Total interest-bearing deposits	143,619	2,370	2.20	137,042	1,092	1.06
Borrowings	28,989	908	4.18	9,262	205	2.95
Total interest-bearing liabilities	172,608	3,278	2.54	146,304	1,297	1.18
Non-interest-bearing liabilities	30,711			36,450
Total liabilities	203,319			182,754
Shareholders' equity	81,645			85,623
Total liabilities and shareholders' equity	$284,964			$268,377
Net interest-earning assets	$92,604			$107,642
Net interest income; average interest rate spread		$7,073	2.68%		$5,761	2.54%
Net interest margin(3)			3.56			3.04
Average interest-earning assets to average interest-bearing liabilities			153.65			173.57
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Nine Months Ended
	September 30, 2024 vs 2023			September 30, 2024 vs 2023
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$462	$403	$865	$1,385	$757	$2,142
Investment securities	95	(243)	(148)	158	(611)	(453)
Other interest-earning assets	15	470	485	85	1,519	1,604
Total interest income	572	630	1,202	1,628	1,665	3,293
Interest expense:
Demand deposits, money market and savings accounts	199	5	204	577	7	584
Certificates of deposit	143	31	174	623	71	694
Total deposits	342	36	378	1,200	78	1,278
Borrowings	-	240	240	(3)	706	703
Total interest expense	342	276	618	1,197	784	1,981
Increase (decrease) in net interest income	$230	$354	$584	$431	$881	$1,312

Comparison of Results of Operations for the Three Months Ended September 30, 2024 and 2023.

General. For the three months ended September 30, 2024, the Company reported net income of $447,000, compared to net income of $151,000 for the three months ended September 30, 2023. Net interest income was up $584,000, or 30.0%, for the three months ended September 30, 2024, compared to the same period in 2023. The provision for credit losses totaled $337,000 for the three months ended September 30, 2024, compared to zero provision for the same period in 2023. Non-interest income was up $314,000, or 102.6%, for the three months ended September 30, 2024, compared to the same period in 2023.  Non-interest income for the 2024 period included grant income of $280,000 due to a Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund. Non-interest expense for the three months ended September 30, 2024 was up $179,000, or 8.6%, compared to the same period in 2023.

Interest Income. Total interest income increased $1.2 million, or 48.7%, to $3.7 million for the three months ended September 30, 2024, compared to the same period in 2023. Interest income on loans and other interest-earning assets were up $865,000 and $485,000, respectively, for the three months ended September 30, 2024, compared to the same period in 2023. These increases were partially offset by a decrease in interest income on investment securities of $148,000 for the three months ended September 30, 2024, compared to the same period in 2023.

The average loan yield was 6.70% for the three months ended September 30, 2024, up from 5.45% for the same period in 2023. Average loans were $161.4 million for the three months ended September 30, 2024, up $26.6 million, or 19.7%, compared to the same period in 2023. At September 30, 2024, approximately 50% of our total loans have adjustable rates and approximately 51% of total loans are scheduled to re-price or mature during the next 12 months.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 2.11% for the three months ended September 30, 2024, up 47 basis points compared to the same period 2023 primarily due to investment securities purchased during 2024.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased mainly due to the re-investment of proceeds from investment securities sales executed during the first three months of 2024.

Interest Expense. Total interest expense increased $618,000, or 118.6%, to $1.1 million for the three months ended September 30, 2024, compared to $521,000 for the same period in 2023. Interest expense on deposits was $830,000 during the three months ended September 30, 2024, up $378,000, or 83.6%, compared to the same period in 2023. The average rate paid on interest-bearing deposits was 2.34% during the three months ended September 30, 2024, up 100 basis points compared to the same period in 2023. Interest expense on borrowings increased by $240,000 during the three months ended September 30, 2024 compared to the same period in 2023 mainly due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $2.5 million for the three months ended September 30, 2024, up $584,000, or 30.0%, compared to 2023. Our interest rate spread was 2.94% and 2.46% for the three months ended September 30, 2024 and 2023, respectively. Our net interest margin was 3.86% and 3.09% for the three months ended September 30, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets, partially offset by the rising cost of interest-bearing liabilities.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was $337,000 for the three months ended September 30, 2024, compared to zero provision for the same period in 2023. In 2024, the provision for credit losses was largely attributable to commercial loan growth.

Non-interest Income. Non-interest income for the three months ended September 30, 2024 totaled $620,000, up $314,000, or 102.6%, compared to the same period in 2023. The Company recognized as income a $280,000 Bank Enterprise Award (“BEA”) Program grant from the CDFI Fund during the three months ended September 30, 2024.

Non-interest Expense.  Non-interest expense totaled $2.3 million for the three months ended September 30, 2024, up $179,000, or 8.6%, compared to the three months ended September 30, 2023.

Salaries and employee benefits expense totaled $1.2 million for the three months ended September 30, 2024, up $59,000, or 5.2%, compared to the same period in 2023 primarily due to raises that became effective at the start of the 2024 period.

Professional fees totaled $151,000 for the three months ended September 30, 2024, up $51,000, or 51.0%, compared to the same period in 2023. Professional fees associated with obtaining the BEA Program grant totaled $42,000 and were expensed during the three months ended September 30, 2024.

ATM and debit card expense totaled $24,000 for the three months ended September 30, 2024, down $44,000, or 64.7%, compared to the same period in 2023. During the first three months of 2024, the Company upgraded to a new core processing system which largely contributed to reductions in debit card processing costs during the three months ended September 30, 2024.

Foreclosed assets expense totaled $33,000 for the three months ended September 30, 2024, up $31,000 compared to the same period in 2023. During the three months ended September 30, 2024, the Company recorded net write-downs on foreclosed assets of $39,000.

Other non-interest expense totaled $184,000 for the three months ended September 30, 2024, up $87,000, or 89.7%, compared to the same period in 2023 primarily due to increased loan collection expenses and fraud losses during the 2024 period.

Income Tax Expense.  The Company reported income tax expense of $108,000 for the three months ended September 30, 2024 compared to $22,000 for the three months ended September 30, 2023. The change in income taxes over the comparable prior period was largely due to the change in taxable earnings over the comparable periods.

Comparison of Results of Operations for the Nine Months Ended September 30, 2024 and 2023.

General. For the nine months ended September 30, 2024, the Company reported a net loss of $3.7 million, compared to net income of $219,000 for the nine months ended September 30, 2023. Net interest income was up $1.3 million, or 22.8%, for the nine months ended September 30, 2024, compared to the same period in 2023. The provision for credit losses totaled $531,000 for the nine months ended September 30, 2024, compared to zero provision for the same period in 2023. Non-interest income was down $5.1 million for the nine months ended September 30, 2024, compared to the same period in 2023, primarily due to losses on the sales of investment securities. Non-interest expense for the nine months ended September 30, 2024 was up $662,000, or 10.3%, compared to the same period in 2023, primarily due to expenses associated with the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $3.3 million, or 46.7%, to $10.4 million for the nine months ended September 30, 2024, compared to the same period in 2023. Interest income on loans and other interest-earning assets were up $2.1 million and $1.6 million, respectively. These increases were partially offset by a $453,000 decrease in interest income on investment securities.

The average loan yield was 6.42% for the nine months ended September 30, 2024, up from 5.16% for the same period in 2023. Average loans were $152.1 million for the nine months ended September 30, 2024, up $18.1 million, or 13.5%, compared to the same period in 2023.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 1.88% for the nine months ended September 30, 2024, up 23 basis points compared to the same period in 2023 primarily due to investment securities purchased during 2024.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, increased mainly due to the re-investment of proceeds from investment securities sales executed during the first three months of 2024.

Interest Expense. Total interest expense increased $2.0 million, or 152.7%, to $3.3 million for the nine months ended September 30, 2024, compared to $1.3 million for the same period in 2023. Interest expense on deposits was $2.4 million during the nine months ended September 30, 2024, up $1.3 million, or 117.0%, compared to the same period in 2023. The average rate paid on interest-bearing deposits was 2.20% during the nine months ended September 30, 2024, up 114 basis points compared to the same period in 2023. Interest expense on borrowings increased by $703,000 during the nine months ended September 30, 2024 compared to the same period in 2023 mainly due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $7.1 million for the nine months ended September 30, 2024, up $1.3 million, or 22.8%, compared to 2023. Our interest rate spread was 2.68% and 2.54% for the nine months ended September 30, 2024 and 2023, respectively. Our net interest margin was 3.56% and 3.04% for the nine months ended September 30, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of increased yields on our interest-earning assets, partially offset by the rising cost of interest-bearing liabilities.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was $531,000 for the nine months ended September 30, 2024, compared to no provision for the same period in 2023. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated loans.

Non-interest Income. Non-interest income for the nine months ended September 30, 2024 was down $5.1 million compared to $917,000 for the same period in 2023. Non-interest income for 2024 includes the $5.5 million loss on the sales of investment securities discussed previously.

Non-interest Expense.  Non-interest expense totaled $7.1 million for the nine months ended September 30, 2024, up $662,000, or 10.3%, compared to the same period in 2023. Non-interest expense for the nine months ended September 30, 2024 includes $531,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first three months of 2024. Most of these costs are included in data processing and communication expense. Data processing and communication expense was up $495,000, or 73.3%, for the nine months ended September 30, 2024 compared to the same period in 2023.

Income Tax Expense.  The Company reported an income tax benefit of $1.0 million for the nine months ended September 30, 2024, compared to income tax expense of $2,000 for the nine months ended September 30, 2023. The change in income taxes over the comparable prior period was largely due to the loss on sales of investment securities in 2024.

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

At September 30, 2024, our borrowed funds consisted of a $20 million BTFP advance and FHLB advances with a total net carrying value of $9.5 million. The table below summarizes our unused and available liquidity sources as of September 30, 2024.

(Dollars in thousands)	September 30, 2024
Advances from the Federal Home Loan Bank of Dallas	$43,237
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	10,634
Total unused and available liquidity	$71,671

The Company also has a $25.0 million custodial letter of credit outstanding from the FHLB as of September 30, 2024, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At September 30, 2024, the Company used $19.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the nine months ended September 30, 2024 included:

●	$46.4 million in proceeds from maturities, paydowns, and sales of investment securities,
●	$21.5 million net outflow due to an increase in total loans,
●	$10.0 million in proceeds from BTFP advances, and
●	$7.9 million net outflow due to purchases of investment securities.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2024.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at September 30, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$525	$525	$-	$-	$-
Undisbursed portion of construction loans in process	12,992	8,602	4,390	-	-
Unused lines of credit	17,715	14,116	2,324	-	1,275
Unused overdraft privilege amounts	1,153	-	-	-	1,153
Letters of credit	19	19	-	-	-
Total commitments	$32,404	$23,262	$6,714	$-	$2,428

The following table summarizes our contractual cash obligations at September 30, 2024.

		Payments Due By Period
(Dollars in thousands)	Total at September 30, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$55,611	$50,430	$4,533	$648	$-
Borrowings	30,000	20,000	3,000	7,000	-
Total term debt	$85,611	$70,430	$7,533	$7,648	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

During the three months ended June 30, 2024, management identified a deficiency in the Company’s system of internal controls which led to the misstatement described in Note 1 of the consolidated financial statements. After implementing a process to resolve the deficiency and assess its cause and resulting impact on our disclosure controls and procedures, Management and the Audit Committee concluded that the deficiency did not represent a material weakness in the Company’s internal controls over financial reporting since the deficiency was isolated to a unique deposit account that required certain controls that were not required for oversight of any other of the Bank’s deposit accounts at June 30, 2024. Therefore, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures in effect as of the date of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, other than the identified deficiency, were effective as of that date. The control deficiency was remediated in July 2024.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. Except for the previously identified deficiency that was remediated in July 2024, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended September 30, 2024 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 31, 2024	33,611	$11.73	33,611	138,916
August 31, 2024	16,626	11.78	16,626	122,290
September 30, 2024	29,163	11.29	29,163	93,127
Total	79,400	$11.58	79,400

On May 2, 2024, The Company announced that its Board of Directors approved the Company’s fourth share repurchase plan (the “May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, the Company may purchase up to 227,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock. At June 30, 2024, 172,527 shares were available for repurchase under the May 2024 Repurchase Plan. Following the repurchases of common stock made during the three months ended September 30, 2024, 93,127 shares were still available on September 30, 2024, for repurchase under the May 2024 Repurchase Plan.

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

CATALYST BANCORP, INC.

Date: November 13, 2024	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2024	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)