Form 10-K
period 2024-12-31
Catalyst Bancorp, Inc.
filed 2025-03-28
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing price of $11.58 for the common stock on June 28, 2024, as reported by the Nasdaq Stock Market, was approximately $44.4 million.

Number of shares of Common Stock outstanding as of March 24, 2025: 4,206,671.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2025 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

CATALYST BANCORP, INC.

Form 10-K

For the Year Ended December 31, 2024

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Catalyst Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Catalyst Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) general economic and competitive conditions, either nationally or in our market area, which if worse than expected could negatively affect aspects of the business of Catalyst Bancorp including but not limited to the volume of loan originations, deposit flows, asset quality and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in inflation and in the interest rate environment causing reduced interest margins or lower fair values of financial instruments; (5) reliance on third-party vendors for key services (6) political and social unrest including acts of war or terrorism; (7) cyber threats, attacks or events (8) legislation or changes in regulatory requirements or accounting policies and practices adversely affecting the business in which Catalyst Bancorp will be engaged; and (9) other liquidity, interest rate, and operational risks associated with our business. Catalyst Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Our headquarters is located at 235 N. Court Street, Opelousas, Louisiana, and our telephone number is (337) 948-3033. We maintain a website at www.catalystbank.com, and we provide our customers with online banking services. This Annual Report on Form 10-K, as well as all other filings we make with the U.S. Securities and Exchange Commission, are available on our website under the “Investor Relations” tab. Information on our website should not be considered a part of this Annual Report on Form 10-K.

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

Historically, the Bank was a traditional thrift institution with an emphasis on long-term single-family residential first mortgage loans secured by residences located in our traditional market area centered in Opelousas, Louisiana. In 2021, our business strategy shifted to enhance our products and services and embrace a full-service community bank model by focusing on attracting a greater number of small-to mid-sized businesses and business professionals in our market area and increasing our holdings of commercial and multi-family residential real estate loans and commercial and industrial loans. Commercial real estate loans and commercial and industrial loans are deemed attractive due to their generally higher yields and shorter anticipated lives compared to single-family residential mortgage loans.

Market Area and Competition

Historically, our business focus has centered on areas within a short drive from our banking offices in St. Landry Parish and adjoining areas. We expanded our branch office network into neighboring Lafayette Parish by opening our Carencro office in October 2020 and our Lafayette office in November 2021. Lafayette is the hub of economic growth in the Acadiana region of south-central Louisiana. We expect to continue to increase our penetration in both St. Landry and Lafayette Parishes with a focus on serving small- to mid-sized businesses and professionals.

The oil and gas industry has had sizable influence on the economic activity in the Acadiana region of south-central Louisiana over the last several decades. In recent years, Acadiana has diversified and other sectors have emerged as drivers of the local economy, including alternative energy support services, healthcare, technology, manufacturing, finance, tourism and other service-related industries. The education, healthcare and social service sectors represent the largest employment sectors in St. Landry Parish and Lafayette Parish.

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

Lending Activities

General. At December 31, 2024, our loan portfolio totaled $167.1 million, or 60.4% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. Since 2021, we have been focused on increasing our commercial loan portfolio by originating commercial real estate and multi-family residential mortgage loans, commercial and industrial loans, and construction and land loans. In addition, we originate consumer loans, consisting primarily of loans secured by deposits at the Bank, automobile, recreational vehicle and boat loans, and other loans.

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate mortgage loans or construction and land development loans, from other financial institutions in our market area or other markets in Louisiana. At December 31, 2024, we had purchased participation interests in ten loans with an aggregate outstanding balance of $20.1 million. Full underwriting and credit analysis procedures are performed by our credit department before such participations are purchased to verify compliance with our loan policy. Generally, we have purchased such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of the borrower’s updated financial statements.

In addition, the Bank also occasionally sells participation interests in loans it originates. We had no sold loan participation interests at December 31, 2024 or December 31, 2023. We generally have sold participation interests in loans when a loan would exceed our loans-to-one borrower limits. Our legal loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus, or $11.9 million at December 31, 2024. At December 31, 2024, the five largest aggregate amounts outstanding to a single borrower and related entities amounted to $6.6 million, $5.9 million, $5.1 million, $4.4 million, and $3.9 million, respectively, and all of such loans were performing in accordance with their terms.

One- to Four-Family Residential Mortgage Lending.  Historically, our primary lending focus was the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2024, $81.1 million, or 48.5% of our total loan portfolio, consisted of single-family residential mortgage loans with an average outstanding balance of $71,000 per loan. At December 31, 2024, non-performing loans totaled $1.6 million and 97.7% of total non-performing loans were one- to four-family residential mortgages.

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

We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate is generally fixed for the initial three to five years and then adjusts every three to five years thereafter. At December 31, 2024, 60.4% of our single-family residential mortgage loans were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2.5% at any adjustment date and a 6% cap above or below the initial interest rate over the life of the loan.  On and prior to December 31, 2021, the interest rate on our ARM loans was based on the Semi-Annual Weighted Average Cost of Funds Index of the FHLB for the 11th District. The 11th District Cost of Funds Index (“COFI”) was discontinued after the publication of the index for the period ended December 2021. As a result, we have replaced the 11th District Cost of Funds Index with the Enterprise 11th District COFI Replacement Index, which is administered and published by the Federal Home Loan Mortgage Corporation.

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

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2024, our commercial real estate and multi-family residential loans totaled $24.7 million, or 14.7% of our total loan portfolio at such date. We have increased our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving the Bank’s interest rate risk profile, and provide higher yields than single-family residential mortgage loans.

Our commercial real estate loan portfolio totaled $22.1 million, or 13.2% of the total loan portfolio, at December 31, 2024 and consists primarily of loans secured by retail and office space, industrial use buildings, hotels, medical and health services properties, and other real estate used for commercial purposes located in our market area. The five largest commercial real estate loans outstanding at December 31, 2024 were $2.4 million, $1.7 million, $1.4 million, $1.2 million and $838,000, and all of such loans were performing in accordance with their terms. At such date, the average commercial real estate loan size was $243,000.

At December 31, 2024, the Bank’s multi-family residential mortgage loans amounted to $2.6 million, or 1.5% of the total loan portfolio. The Bank’s multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with the Bank’s commercial real estate loans, are secured by residential properties with more than four units located in the Bank’s market area. At December 31, 2024, the Bank’s largest multi-family residential mortgage loan was a $1.7 million loan secured by an 86 unit apartment complex located in Opelousas, Louisiana, which is performing in accordance with its terms. At December 31, 2024, we had a total of six multi-family residential mortgage loans with an average outstanding balance of $428,000 per loan.

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

Commercial real estate and multi-family residential lending can involve a greater degree of risk than single-family residential lending. These risks include larger loans to individual borrowers and loan payments that are dependent upon the successful operation of the project or the borrower’s business. These risks can be affected by supply and demand conditions of rental housing units, office and retail space and other commercial space in the project’s market area. Various aspects of commercial real estate and multi-family residential transactions are evaluated in an effort to mitigate the additional risk in these types of loans. In our underwriting procedures, consideration is given to the stability of the property’s cash flow history, future operating projections, current and projected occupancy levels, location and physical condition. We also evaluate the credit and financial condition of the borrower, and if applicable, the guarantor. Generally, we impose a debt service ratio (the ratio of net cash flows from operations before the payment of debt service to debt service) of not less than 125% in the case of commercial real estate and multi-family residential loans.  Appraisal reports prepared by independent appraisers are obtained on each loan to substantiate the property’s market value, and are reviewed by us prior to the closing of the loan.

At December 31, 2024, none of our commercial real estate and multi-family residential loans were delinquent for more than 30 days, or were on non-accrual status. In aggregate, the Company recorded net charge-offs of $14,000 in commercial real estate and multi-family residential loans during the year ended December 31, 2024, compared to no charge-offs during the year ended December 31, 2023.

Construction and Land Loans. At December 31, 2024, construction and land loans totaled $32.9 million, or 19.7% of our total loans outstanding. The outstanding balance of this portfolio has more than doubled since December 31, 2023 and, as of December 31, 2024, largely consists of loans for commercial construction projects. This portfolio also includes residential construction loans and loans secured by raw land (unimproved and unplatted) and lots (land which has been subdivided and platted).

The outstanding balance of our non-residential commercial construction loans at December 31, 2024 totaled $27.3 million. Of this amount, $19.1 million was attributable to eight separate purchased participation interests, which are supporting the construction of apartment complexes, health care service facilities, commercial subdivision development and a storage center. The remaining balance of our non-residential commercial construction loans at December 31, 2024 was primarily related to a retail property and the purchase and renovation of a hotel. All of our non-residential commercial construction loans were performing in accordance with their terms as of December 31, 2024.

As of December 31, 2024, the outstanding balance of our land loans totaled $2.5 million with an average outstanding balance per loan of $80,000. Such loans are generally secured by properties in our market area and have original terms to maturity ranging from two to thirty years. Our policy generally is that such loans have loan-to-value ratios not to exceed 70% in the case of personal land loans or 65% in the case of commercial land loans.

Single-family residential construction loans totaled $3.1 million, and the largest loan in this segment totaled $2.2 million at December 31, 2024. Generally, the Bank’s single-family residential construction loans are for the construction and permanent financing (“construction/permanent loans”) of the related property. The Bank’s construction/permanent loans are structured to provide one closing for both the construction loan and the permanent financing. Generally, employees of the Bank make periodic inspections of the construction site during the construction phase and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction/permanent loans require payment of interest only during the construction phase and are structured to be converted to fixed- or adjustable-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal. Our construction/permanent loans have a maximum loan-to-value ratio of 80% during the construction phase, and the construction phase is generally less than 24 months. Loan proceeds are disbursed based on a percentage of completion. At December 31, 2024, one single-family residential construction loan totaling $79,000 was past due.

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

Commercial and Industrial Loans.  Our commercial and industrial loans totaled $26.4 million or 15.8% of the total loan portfolio, at December 31, 2024. Our commercial and industrial loans are typically made to small and mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. These loans may have adjustable or fixed rates of interest and generally have terms of five years or less. Our commercial and industrial loans include unsecured loans and loans secured by equipment, machinery or other corporate, non-real estate assets. Our maximum loan to value ratio for commercial and industrial loans is generally 80% and we typically require a minimum debt service coverage ratio of 125% on such loans. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial and industrial loans.

Total commercial and industrial loans at December 31, 2024 largely consisted of loans to local businesses involved in oil and gas support services, industrial manufacturing and equipment, and professional services. The five largest relationships included in our commercial and industrial loans at December 31, 2024 had total outstanding loan balances of $5.9 million, $3.1 million, $2.9 million, $2.8 million and $1.7 million, and all of which were performing in accordance with their terms. At December 31, 2024, approximately $1.7 million of our commercial and industrial loans were unsecured. During the year ended December 31, 2024, net charge-offs of commercial and industrial loans totaled $128,000 and were largely attributable to unsecured loans. The Company did not charge-off any commercial and industrial loans in 2023.

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

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans totaled $1.9 million, or 1.3% of our total loan portfolio at December 31, 2024. Our consumer loans are largely comprised of loans secured by deposits at the Bank, which amounted to $1.1 million at December 31, 2024. In addition, our consumer loans include automobile loans, boat loans, recreational vehicle loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2024 and 2023, net charge-offs of consumer loans totaled $35,000 and $22,000, respectively, and were primarily attributable to losses on overdrawn deposit accounts.

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

Property acquired by the Bank through foreclosure is recorded at fair value, less estimated cost to sell, at the date of acquisition. Thereafter, if there is a further deterioration in value, we charge earnings for the decrease in value. When appropriate, the Bank obtains an appraisal on real estate subject to foreclosure proceedings prior to the time of foreclosure. Periodically, we obtain re-appraisals and conduct inspections on our foreclosed properties.

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

We review and classify loans at least quarterly and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2024 and 2023, loans classified as “substandard” totaled $2.8 million and $3.3 million, respectively. Loans classified as “special mention totaled $478,000 and $212,000 at December 31, 2024 and 2023, respectively. Generally, loans classified as “doubtful” or “loss” are charged-off. As such, total loans at December 31, 2024 or 2023 did not include any balances attributable to loans classified as “doubtful” or “loss”.

For all loans, the Company estimates and records an allowance for credit losses in accordance with an accepted methodology. Refer to Note 1 of Item 8 – Financial Statements and Supplementary Data for more detail on the Company’s policies related to its estimate of an allowance for credit losses on loans and other financial assets.  The allowance for credit losses on loans represents the Company’s best estimate of losses expected over the life of the loan portfolio as of the relevant reporting date. The allowance is established through a provision charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. The sum of the allowance for credit losses on loans, other financial assets held at amortized cost, and unfunded lending commitments is referred to as the allowance for credit losses.

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

At December 31, 2024 and 2023, loans with modifications for borrowers experiencing financial difficulty totaled $583,000 and $683,000, respectively. During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. During the year ended December 31, 2023, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at December 31, 2024 or 2023.

Allowance for Credit Losses. On January 1, 2023, the Company adopted the guidance in Accounting Standards Update (“ASU”) No. 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments. The new guidance changed the impairment model for loans and other financial assets from an incurred loss model to a model that estimates expected credit losses over the full life of the financial asset. Under the amendments in ASU No. 2016-13, the Company groups loans with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools or segments. Refer to Note 1 of Item 8 – Financial Statements and Supplementary Data for more detail on the Company’s policies related to its estimate of the allowance for credit losses on loans and other financial assets. During the year ended December 31, 2024 and 2023, the provision for credit losses totaled $531,000 and $128,000, respectively. The ratio of our allowance for loan losses as a percentage of total loans was 1.51% at December 31, 2024, compared to 1.47% at December 31, 2023.

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

The investment policy is designed primarily to manage the interest rate sensitivity of our assets and liabilities, to generate a favorable return without incurring undue interest rate and credit risk, to complement our lending activities and to provide and maintain liquidity. The current investment policy generally permits investments in debt securities issued by the U.S. government and U.S. agencies, municipal bonds, and corporate debt obligations, as well as investments in preferred and common stock of government agencies and government sponsored enterprises such as Fannie Mae, Freddie Mac and the FHLB (federal agency securities). The policy also permits investments in mortgage-backed securities, including pass-through securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae.

At December 31, 2024, our investment securities portfolio totaled $42.2 million, or 15.2% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2024 was pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which totaled $27.2 million, followed by our investment in U.S. government and federal agency obligations, which totaled $13.0 million at such date. During the year ended December 31, 2024, the Company sold 50 available- for-sale investment securities for a total loss of $5.5 million. Proceeds from the investment sales totaled $42.6 million and were deployed into a mix of cash and higher-yielding earning assets to improve net interest income and our exposure to interest rate risk.

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

Investment securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2024, we had $28.7 million of investment securities classified as available-for-sale, $13.4 million of investment securities classified as held-to-maturity and no securities classified as trading securities.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and borrowings from the FHLB of Dallas or Federal Reserve Bank of Atlanta are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms. For the years ended December 31, 2024 and 2023, total deposits averaged $172.1 million and $170.7 million, respectively. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The Bank uses traditional means of attracting and retaining deposits, including in-person business development and targeted advertising in our market area. Secondarily, we may acquire brokered deposits from outside our market area to meet funding needs. At December 31, 2024, the Company had $5.0 million of brokered certificates of deposit. We had no brokered deposits as of December 31, 2023. In addition, we solicit deposits from local government municipalities. At December 31, 2024 and 2023, our public fund deposits totaled $35.6 million and $23.3 million, respectively.

Borrowings. We utilize advances from the FHLB of Dallas and the Federal Reserve Bank of Atlanta as an alternative to retail deposits to fund operations as part of our operating strategy. Advances from the FHLB are collateralized primarily by certain of our mortgage loans and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2024 and 2023 our outstanding advances from the FHLB totaled $9.6 million and $9.4 million, respectively. In December of 2020, $10.0 million of long-term FHLB debt was restructured to longer maturities at then lower interest rates. A prepayment penalty for the restructuring of $1.2 million was treated as a discount on the debt and is being amortized as interest expense over the term of the borrowings.

Advances from the Federal Reserve Bank of Atlanta are collateralized by certain of our investment securities and the maximum amount available to the Bank is dependent upon the valuation of the relevant investment securities. On March 12, 2023, the Federal Reserve Board developed the Bank Term Funding Program (“BTFP”), which offered loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The Bank participated in the BTFP and had outstanding debt of $10.0 million at December 31, 2023. The BTFP debt was repaid during 2024 and the Bank had no outstanding borrowings under the program at December 31, 2024.

Subsidiaries

Catalyst Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

Employees and Human Capital Resources

At December 31, 2024, we had 49 full-time equivalent employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. In 2024, Catalyst Bank was named as one of the Best Community Banks to Work For by the Independent Community Bankers of America.

We believe that our ability to attract and retain top quality employees will be key to the Company’s future success. During the year ended December 31, 2020, we hired a new President and Chief Executive Officer. Since then, we have made several additional new hires, including but not limited to: a Chief Operations Officer, an Acadiana Market President, a

Chief Financial Officer, a Chief Risk Officer, and several bankers. We expect to continue to assess our management and staffing needs and are likely to add personnel in the future in order to fully implement our business strategy.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. At December 31, 2024, Catalyst Bank’s capital exceeded all applicable requirements.

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

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2024, Catalyst Bank was in compliance with the loans-to-one borrower limitations.

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

At December 31, 2024, Catalyst Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Catalyst Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Catalyst Bank is required to own stock in the Federal Home Loan Bank of Dallas in specified amounts and was in compliance with this requirement at December 31, 2024 based on its ownership of $1.6 million in capital stock of the Federal Home Loan Bank of Dallas. Since the stock has no quoted market value, it is carried at cost and assessed for impairment. At December 31, 2024, no impairment on our stock in the Federal Home Loan Bank of Dallas had been recognized.

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

At December 31, 2024, the total federal pre-1988 reserve was approximately $1.9 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

State and Local Taxation

Catalyst Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income and Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. The Corporation Income Tax for 2024 applies at graduated rates from 3.5% upon the first $50,000 of Louisiana taxable income to 7.5% on all Louisiana taxable income in excess of $150,000. For these purposes, “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. Beginning in 2025, the Louisiana corporate tax rate will be a flat 5.5%. The Louisiana Corporation Franchise Tax rate for years beginning on or after January 1, 2023, is $2.75 for each $1,000 in excess of $300,000 of capital employed in Louisiana. The Louisiana Corporation Franchise Tax is repealed beginning in 2026. In addition, the Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

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

The Bank engages trusted third parties to audit and examine its processes, review the security of its network infrastructure, and assist the Bank in designing and implementing robust cybersecurity systems. These trusted third parties help the Bank improve and test its cybersecurity readiness.  The Bank engages third-party vendors to monitor and test its network infrastructure. These third-party vendors take an active role in ensuring that the Bank’s systems are protected by testing, reviewing and advising the Bank to strengthen cybersecurity controls when necessary.

The Bank has a vendor oversight risk management process that helps to validate the security and integrity of information collected and maintained by third-party vendors that the Bank uses to provide banking services. A key goal of the Bank’s vendor management program includes assessing risks, which include but are not limited to operational, strategic, reputational, cyber, and credit risks. These processes are supported by specialized vendors that assist the Bank’s management and Board of Directors with properly assessing these risks.  Finally, the Bank also has an incident response and business continuity program that is intended to address operational concerns, including cybersecurity risks, during contingency scenarios that may create unknown circumstances. This program is tested annually.

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

Item 2. Properties

We currently conduct business from our main office and five full-service banking offices. The aggregate net book value of the land, building and leasehold improvements with respect to our offices at December 31, 2024 was $5.3 million. We owned all of such offices at December 31, 2024. No offices were leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than routine and customary repair and maintenance needs.

Item 3. Legal Proceedings

Catalyst Bancorp and Catalyst Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Catalyst Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “CLST.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock Conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Capital Market on October 13, 2021. As of the close of business on December 31, 2024, there were 4,278,150 shares of common stock outstanding, held by approximately 226 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.

The following table sets forth the high and low prices of the Company’s common stock as reported by the Nasdaq Capital Market. To date, no dividends have been declared by the Company on its common stock.

For the Quarter Ended	High	Low	Cash Dividends Declared
December 31, 2021	$14.09	$13.31	$-
March 31, 2022	14.00	13.46	-
June 30, 2022	13.88	12.03	-
September 30, 2022	13.60	12.20	-
December 31, 2022	13.40	12.35	-
March 31, 2023	13.10	11.50	-
June 30, 2023	11.74	9.26	-
September 30, 2023	12.71	11.06	-
December 31, 2023	11.85	10.60	-
March 31, 2024	12.10	10.90	-
June 30, 2024	11.93	11.26	-
September 30, 2024	12.10	10.78	-
December 31, 2024	11.95	11.16	-

(b)	Not applicable.

(c)On May 2, 2024, the Company’s Board of Directors approved the Company’s fourth share repurchase program (the “May 2024 Repurchase Plan”). Under the May 2024 Repurchase Plan, the Company purchased 227,000 shares, or approximately 5%, of the Company's outstanding common stock. The Company completed the May 2024 Repurchase Plan in December 2024. On November 25, 2024, the Company’s Board of Directors approved the Company’s fifth share repurchase program (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, the Company may purchase up to 215,000 shares, or approximately 5%, of the Company's outstanding common stock.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 31, 2024	51,077	$11.49	51,077	42,050
November 30, 2024	34,915	11.52	34,915	222,135
December 31, 2024	34,985	11.63	34,985	187,150
Total	120,977	$11.54	120,977

Since January 1, 2025 through March 24, 2025, the Company repurchased 71,479 shares of its common stock at an average cost per share of $11.86 under the November 2024 Repurchase Plan.

Item 6. [Reserved.]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion and analysis reflects our financial statements and other relevant statistical data, and is intended to enhance your understanding of the financial condition and results of operations of Catalyst Bancorp, Inc. (the “Company”) and its wholly owned subsidiary, Catalyst Bank (the “Bank”). The information in this section has been derived from the audited financial statements, which appear in Item 8 of this Annual Report on Form 10-K. The information in this section should be read in conjunction with the Consolidated Financial Statements and related notes included herein in “Item 8. Financial Statements and Supplementary Data” and the description of our business included herein in “Item 1. Business”.

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

The following is an overview of financial results for the year ended December 31, 2024, compared to December 31, 2023:

●	Total assets of $276.7 million at December 31, 2024, up $5.8 million or 2.1%
●	Loans of $167.1 million, or 60.4% of total assets, at December 31, 2024, up $22.2 million or 15.3%
●	Non-performing assets of $1.8 million at December 31, 2024, down $226,000 or 11.0%
●	Investment securities of $42.2 million, or 15.2% of total assets, at December 31, 2024, down $41.8 million or 49.8%
●	Deposits of $185.7 million at December 31, 2024, up $20.1 million or 12.1%
●	Borrowings of $9.6 million at December 31, 2024, down $9.8 million or 50.7%
●	Total shareholders’ equity of $80.2 million, or 29.0% of total assets, at December 31, 2024, down $4.4 million or 5.2%
●	Net interest income increased $1.8 million, or 23.9%, to $9.5 million and net interest margin increased 59 basis points (“bps”) to 3.65%
●	Provision for credit losses of $531,000 for 2024, compared to $128,000 for 2023
●	Loss on the sales of investment securities of $5.5 million for 2024, compared to a loss of $92,000 for 2023
●	Non-interest expense of $9.2 million for the year ended December 31, 2024, an increase of $578,000, or 6.7%, compared to 2023, primarily due to expenses related to the Company’s upgrade to a new core processing system
●	A net loss of $3.1 million for 2024, compared to net income of $526,000 for 2023

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

Business Strategy

Our business strategy is focused on embracing a relationship-oriented community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. Highlights of our business strategy, which is designed to facilitate our ability to operate and grow as a profitable community-based banking institution, include the following:

●	Growing the loan portfolio with greater diversification. Historically, our primary lending focus was the origination of one- to four-family residential mortgage loans. We have increased our commercial lending activities and, we are focused on building full-service banking relationships with small- to mid-sized businesses and business professionals in our market area. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a strategy of prudent growth. We believe we have an opportunity to grow organically by focusing on building relationships with small- to mid-sized businesses and business professionals in our market area and by enhancing the products and services we offer. During the first quarter of 2024, the Company converted to a new core processing system. The core system conversion brings new and enhanced technology tools and online services preferred by many of our existing and prospective customers. In addition, we will continue to enhance our staff capacity through training and hiring of new employees as needed to facilitate our growth.
●	Recruiting and retaining top talent and personnel. Since August 2020, the Company has made several personnel changes and additional hires, including but not limited to: a new President and CEO, Chief Operations Officer, Acadiana Market President, Chief Financial Officer, Chief Risk Officer and several commercial bankers. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy is critical to our success. Our mutual-to-stock Conversion was a key contributor to our ability to attract and retain talent. In September 2022, the Company issued its initial grants under the Company’s 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement.
●	Expand our franchise through possible acquisition of other financial institutions. We believe there will be opportunities to utilize our strong capital position for expansion through acquisitions of other financial institutions in our current market area and adjoining markets in south Louisiana.
●	Rebranded franchise. St. Landry Homestead Federal Savings Bank completed its re-branding and changed its name to Catalyst Bank in June 2022. In addition to a new name, our re-branding efforts included new marketing campaigns, updated online and website materials and new signage and logos to capture and reflect the mission of the Bank.
●	Manage credit risk to limit non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring.

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

The allowance for credit losses includes the allowance for loan losses and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for loan losses totaled $2.5 million, or 1.51% of total loans, at December 31, 2024 and $2.1 million, or 1.47% of total loans, at December 31, 2023.  The increase in the allowance for loan losses from December 31, 2023 largely reflects the impact of loan growth in 2024.

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

Investment Securities. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Available-for-sale securities are reported at fair value and unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income. The fair market values of investment securities are obtained from a third-party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy. At December 31, 2024 and 2023, net unrealized losses on available-for-sale securities totaled $4.5 million and $9.2 million, respectively. Unrealized losses on our available-for-sale securities relate principally to the increases in market rates of similar types of securities. During the year ended December 31, 2024, the Company sold 50 available- for-sale investment securities for a total loss of $5.5 million, which is reported in the consolidated statements of income. Proceeds from the investment sales totaled $42.6 million, inclusive of accrued interest.

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

Income Taxes. Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. During the three months ended March 31, 2024, the measurement of the Company’s deferred income tax assets and liabilities was identified as a critical accounting estimate. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At December 31, 2024, the Company’s net deferred tax asset totaled $1.5 million and is included in other assets on the statement of financial condition. The most significant portions of the net deferred tax asset are the deferred tax benefits related to the Company’s net operating loss for 2024 and unrealized losses on available-for-sale securities.

According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At December 31, 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

Revision of Prior Period Financial Statements

As discussed in detail in Note 1 of the notes to our consolidated financial statements included in Item 8 of this Form 10-K, during June of 2024, the Bank became aware of interest owed by it to a deposit customer that was not properly accrued or paid by the Bank during the period beginning August 1, 2022 and ending March 31, 2024. Accordingly, management revised the prior period financial statements, related disclosures and supplemental information presented in this filing to correct the misstatement. The Company will also revise previously reported financial information for these immaterial errors in its future filings, as applicable. The information in this Item 7 and throughout this Annual Report on Form 10-K has been adjusted to reflect these revisions as described in Note 1 to the Company’s financial statements of this Annual Report on Form 10-K.

Selected Financial and Other Data

Set forth below is selected financial and other data of the Company at and for the dates indicated. The following is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2024 and 2023 is derived from the audited financial statements that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(Dollars in thousands)	2024	2023
Selected Financial Condition Data:
Total assets	$276,697	$270,932
Cash and cash equivalents	44,295	19,011
Investment securities:
Available for sale	28,712	70,540
Held to maturity	13,447	13,461
Loans receivable, net of unearned income	167,076	144,920
Allowance for loan losses	2,522	2,124
Total deposits	185,674	165,622
Borrowings	9,558	19,378
Shareholders’ equity	80,204	84,559

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Selected Operating Data:
Total interest income	$13,862	$9,661
Total interest expense	4,317	1,956
Net interest income	9,545	7,705
Provision for credit losses	531	128
Net interest income after provision for credit losses	9,014	7,577
Total non-interest income (loss)	(3,840)	1,589
Total non-interest expense	9,157	8,579
Income (loss) before income taxes	(3,983)	587
Income tax expense (benefit)	(894)	61
Net income (loss)	$(3,089)	$526

Selected Performance Ratios:(1)
Average yield on interest-earning assets	5.30%	3.83%
Average rate on interest-bearing liabilities	2.54	1.33
Average interest rate spread(2)	2.76	2.50
Net interest margin(2)	3.65	3.06
Average interest-earning assets to average interest-bearing liabilities	154.24	172.40
Net interest income after provision for loan losses to non-interest expense	98.44	88.32
Total non-interest expense to average assets	3.25	3.22
Efficiency ratio(3)	160.51	92.29
Return on average assets (ratio of net income (loss) to average total assets)	(1.10)	0.20
Return on average equity (ratio of net income (loss) to average total equity)	(3.79)	0.62

	At or For the
	Year Ended December 31,
	2024	2023
Asset Quality Ratios:(4)
Non-accrual loans as a percent of total loans outstanding	0.94%	1.36%
Non-performing assets as a percent of total assets(5)	0.66	0.76
Allowance for loan losses as a percent of total loans outstanding	1.51	1.47
Allowance for loan losses as a percent of non-performing loans	154.63	106.68
Net (charge-offs) recoveries to average loans receivable	(0.17)	0.02

Capital Ratios:(6)
Common equity Tier 1 capital	45.81%	52.34%
Tier 1 leverage capital	28.73	31.67
Tier 1 risk-based capital	45.81	52.34
Total risk-based capital	47.06	53.59
Average equity to average assets	28.91	31.79

Other Data:
Banking offices	6	6
Full-time equivalent employees	49	48
(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net (charge-offs) recoveries to average loans receivable.
(5)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all non-accruing loans and loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6)	Capital ratios are end of period ratios for the Bank only.

Comparison of Financial Condition at December 31, 2024 and December 31, 2023

Total Assets. Total assets increased $5.8 million, or 2.1%, to $276.7 million at December 31, 2024 from $270.9 million at December 31, 2023. The increase was largely due to an increase in cash from deposit growth, which was partially offset by the repayment of outstanding borrowings under the BTFP and repurchases of common stock.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	December 31,
	2024		2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$81,097	48.5%	$83,623	57.7%	$(2,526)	(3.0)%
Commercial real estate	22,108	13.2	21,478	14.8	630	2.9
Construction and land	32,941	19.7	13,857	9.6	19,084	137.7
Multi-family residential	2,570	1.5	3,373	2.3	(803)	(23.8)
Total real estate loans	138,716	82.9	122,331	84.4	16,385	13.4
Other loans
Commercial and industrial	26,439	15.8	19,984	13.8	6,455	32.3
Consumer	1,921	1.3	2,605	1.8	(684)	(26.3)
Total other loans	28,360	17.1	22,589	15.6	5,771	25.5
Total loans	$167,076	100.0%	$144,920	100.0%	$22,156	15.3%

During 2024, loan growth was primarily driven by commercial construction and non-real estate commercial loan growth. This was largely the result of our focused business strategy. Since 2021, we have increased our commercial lending activities to grow the loan portfolio with greater diversification.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

	December 31,
(Dollars in thousands)	2024	2023	Change
Commercial real estate
Retail	$4,005	$4,825	$(820)	(17.0)%
Hospitality	3,460	4,003	(543)	(13.6)
Restaurants	1,091	1,037	54	5.2
Oilfield services	402	437	(35)	(8.0)
Other non-owner occupied	2,658	2,908	(250)	(8.6)
Other owner occupied	10,492	8,268	2,224	26.9
Total commercial real estate	$22,108	$21,478	$630	2.9
Construction and land
Multi-family residential	$10,031	$1,406	$8,625	613.4%
Health service facilities	7,139	2,469	4,670	189.1
Hospitality	2,716	2,716	-	-
Retail	5,106	-	5,106	-
Other commercial construction and land	4,364	4,312	52	1.2
Consumer residential construction and land	3,585	2,954	631	21.4
Total construction and land	$32,941	$13,857	$19,084	137.7
Commercial and industrial
Oilfield services	$14,823	$6,254	$8,569	137.0%
Industrial equipment	2,831	3,453	(622)	(18.0)
Professional services	3,127	2,792	335	12.0
Communications	-	2,823	(2,823)	(100.0)
Other commercial and industrial	5,658	4,662	996	21.4
Total commercial and industrial loans	$26,439	$19,984	$6,455	32.3

The following table shows the scheduled contractual maturities of our loans as of December 31, 2024. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	Amounts due after December 31, 2024 in
(Dollars in thousands)	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
One- to four-family residential	$609	$7,304	$31,113	$42,071	$81,097
Commercial real estate	85	12,599	8,270	1,154	22,108
Construction and land	23,903	8,672	330	36	32,941
Multi-family residential	-	470	2,100	-	2,570
Commercial and industrial	6,848	15,289	4,267	35	26,439
Consumer	268	1,369	284	-	1,921
Total	$31,713	$45,703	$46,364	$43,296	$167,076

The following table shows the dollar amount of our loans at December 31, 2024, due after December 31, 2025, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
Amounts due after December 31, 2025
One- to four-family residential	$32,153	$48,335	$80,488
Commercial real estate	13,656	8,367	22,023
Construction and land	1,977	7,061	9,038
Multi-family residential	-	2,570	2,570
Commercial and industrial	15,657	3,934	19,591
Consumer	1,278	375	1,653
Total	$64,721	$70,642	$135,363

Allowance for Credit Losses. At December 31, 2024, the allowance for loan losses totaled $2.5 million, or 1.51% of total loans, compared to 1.47% of total loans at December 31, 2023. The allowance for credit losses on unfunded commitments totaled $121,000, down $136,000 from December 31, 2023. The total provision for credit losses on loans and unfunded commitments was $531,000 for 2024 and was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated loans.

The following table shows changes in our allowance for loan losses and other related data for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Allowance for loan losses:
Balance, beginning of period	$2,124	$1,807
Impact of adoption of ASC 326	-	209
Provision for loan losses	667	87
Net loan (charge-offs) recoveries:
One- to four-family residential	(92)	42
Commercial real estate	(14)	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	(128)	1
Consumer	(35)	(22)
Total net (charge-offs) recoveries	(269)	21
Balance, end of period	$2,522	$2,124

Allowance for credit losses on unfunded lending commitments:
Balance, beginning of period	$257	$-
Impact of adoption of ASC 326	-	216
Provision for (reversal of) credit losses on unfunded lending commitments	(136)	41
Balance, end of period	$121	$257

Total allowance for credit losses, end of period	$2,643	$2,381
Total provision for credit losses	531	128

Total loans at end of period	$167,076	$144,920
Total non-accrual loans at end of period	1,567	1,967
Total non-performing loans at end of period	1,631	1,991
Total average loans	155,867	135,713

Allowance for loan losses as a percent of:
Total loans	1.51%	1.47%
Non-accrual loans	160.94	107.98
Non-performing loans	154.63	106.68

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.11)%	0.05%
Commercial real estate	(0.06)	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	(0.56)	0.01
Consumer	(1.51)	(0.71)
Total loans	(0.17)	0.02

Non-performing Assets. The following table shows the amounts of our non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated.

	At December 31,
(Dollars in thousands)	2024	2023
Non-accruing loans
One- to four-family residential	$1,530	$1,875
Commercial real estate	-	50
Construction and land	37	42
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,567	1,967
Accruing loans 90 days or more past due
One- to four-family residential	64	24
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	64	24
Total non-performing loans	1,631	1,991
Foreclosed assets	194	60
Total non-performing assets	$1,825	$2,051

Total loans	$167,076	$144,920
Total assets	276,697	270,932

Total non-accruing loans as a percentage of total loans	0.94%	1.36%
Total non-performing loans as a percentage of total loans	0.98	1.37
Total non-performing loans as a percentage of total assets	0.59	0.73
Total non-performing assets as a percentage of total assets	0.66	0.76

The following table shows how our allowance for loan losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2024			2023
(Dollars in thousands)	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
One-to four-family residential	$1,164	46.2%	48.5%	$1,240	58.4%	57.7%
Commercial real estate	192	7.6	13.2	213	10.0	14.8
Construction and land	528	20.9	19.7	283	13.3	9.6
Multi-family residential	35	1.4	1.5	50	2.4	2.3
Commercial and industrial	372	14.8	15.8	302	14.2	13.8
Consumer	26	1.0	1.3	36	1.7	1.8
Unallocated	205	8.1	-	-	-	-
Total	$2,522	100.0%	100.0%	$2,124	100.0%	100.0%

Investment Securities. Total investment securities, available-for-sale and held-to-maturity, amounted to $42.2 million at December 31, 2024, down $41.8 million, or 49.8%, compared to $84.0 million in investment securities at December 31, 2023. Net unrealized losses on securities available-for-sale totaled $4.5 million at December 31, 2024, compared to $9.2 million at December 31, 2023. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest. During the nine-month period ending December 31, 2024, the Company re-deployed a portion of the sales proceeds by purchasing $7.9 million of fixed-rate government-sponsored mortgage-backed securities.

The following table sets forth the composition of our securities portfolio as of the dates indicated.

	December 31,
	2024			2023
(Dollars in thousands)	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	67.5%	$27,202	$65,704	70.5%	$57,512
U.S. Government and agency obligations	-	-	-	7,999	8.6	7,388
Municipal obligations	1,704	3.7	1,510	5,998	6.4	5,640
Total securities available-for-sale	33,215	71.2	28,712	79,701	85.5	70,540

Securities held-to-maturity
U.S. Government and agency obligations	13,000	27.9	10,860	13,003	14.0	10,793
Municipal obligations	447	0.9	424	458	0.5	434
Total securities held to maturity	13,447	28.8	11,284	13,461	14.5	11,227
Total investment securities	$46,662	100.0%	$39,996	$93,162	100.0%	$81,767

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2024.

	Contractual Maturity as of December 31, 2024
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,351	$445	$25,715	$31,511
U.S. Government and agency obligations	-	2,000	8,000	3,000	13,000
Municipal obligations	-	1,075	-	1,076	2,151
Total	$-	$8,426	$8,445	$29,791	$46,662

Weighted average yield
Mortgage-backed securities	-%	4.56%	4.55%	2.17%	2.61%
U.S. Government and agency obligations	-	1.00	1.47	2.42	1.61
Municipal obligations	-	3.33	-	1.41	2.37
Total weighted average yield	-	3.56	1.63	2.17	2.32

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

	December 31,
(Dollars in thousands)	2024	2023

Fixed-rate
Available-for-sale	$28,679	$70,498
Held-to-maturity	13,447	13,461
Total fixed-rate	42,126	83,959

Adjustable-rate
Available-for-sale	33	42
Held-to-maturity	-	-
Total adjustable-rate	33	42
Total investment securities	$42,159	$84,001

Deposits. The following table presents total deposits by account type as of the dates indicated.

	December 31,
	2024		2023
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$28,281	15.2%	$28,183	17.0%	$98	0.3%
Interest-bearing demand deposits	48,334	26.0	36,867	22.3	11,467	31.1
Money market	10,729	5.8	15,126	9.1	(4,397)	(29.1)
Savings	37,639	20.3	31,518	19.0	6,121	19.4
Certificates of deposit	60,691	32.7	53,928	32.6	6,763	12.5
Total deposits	$185,674	100.0%	$165,622	100.0%	$20,052	12.1

The ratio of the Company’s total loans to deposits was 90.0% and 87.5% as of December 31, 2024 and 2023, respectively.

The increase in interest-bearing demand deposits was largely due to a seasonal increase in public funds. Total public fund deposits totaled $35.6 million, or 19.2% of total deposits, at December 31, 2024, compared to $23.3 million, or 14.1% of total deposits, at December 31, 2023. At December 31, 2024, approximately 83% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market, compared to 78% at December 31, 2023. The increase in savings deposits was largely driven by rate specials offered to depositors during 2024, while the increase in certificates of deposit was primarily due to the acquisition of brokered funding during the fourth quarter of 2024.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $53.7 million at December 31, 2024 and $44.6 million at December 31, 2023. Total uninsured non-public funds deposits were approximately $22.5 million and $26.3 million at December 31, 2024 and 2023, respectively. At December 31, 2024, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $15.1 million or $25.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

The following table shows the average balance of each type of deposit and the average rate paid on each type of interest-bearing deposit for the periods indicated.

	Year Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand deposits	$37,242	$287	0.77%	$40,474	$240	0.59%
Money market	13,467	266	1.98	16,616	196	1.18
Savings accounts	36,043	881	2.44	27,996	222	0.79
Certificates of deposit	56,498	1,795	3.18	51,235	979	1.91
Total interest-bearing deposits	$143,250	$3,229	2.25	$136,321	$1,637	1.20
Non-interest-bearing demand deposits	28,842	-		34,356	-
Total deposits	$172,092	$3,229		$170,677	$1,637

The following table shows the maturities and weighted average contractual interest rates of our total certificates of deposit at December 31, 2024 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2024 maturing in:
Three months or less	$21,836	3.80%
Over three months through six months	18,274	3.16
Over six through 12 months	14,073	3.06
Over 12 months	6,508	1.88
Total certificates of deposit	$60,691	3.23

The following table shows the maturities and weighted average contractual interest rates of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2024 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2024 maturing in:
Three months or less	$5,260	4.51%
Over three months through six months	7,723	3.05
Over six through 12 months	3,121	3.21
Over 12 months	1,199	2.43
Total certificates of deposit with balances in excess of $250,000	$17,303	3.48

Borrowings. Total borrowings at December 31, 2024 were $9.6 million, down $9.8 million, or 50.7%, from December 31, 2023. During the fourth quarter of 2023, the Bank began borrowing from the Federal Reserve Bank of Atlanta through its Bank Term Funding Program (“BTFP”), and at December 31, 2023, the Bank had one $10.0 million BTFP loan outstanding. The BTFP debt was repaid during 2024 and the Bank had no outstanding borrowings under the program at December 31, 2024.

Borrowings outstanding at December 31, 2024 consisted of FHLB advances totaling $9.6 million, compared to $9.4 million at December 31, 2023. The change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $442,000 and $622,000 at December 31, 2024 and 2023, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2024	2023
Advance from Federal Reserve Bank of Atlanta
Average balance	$16,918	$923
Maximum balance at any month-end during the period	21,000	10,000
Balance at end of period	-	10,000

Average interest rate during the period	4.81%	4.95%
Weighted average interest rate at end of period(1)	-	4.83

Advances from FHLB
Average balance	$9,475	$9,285
Maximum balance at any month-end during the period	10,261	9,378
Balance at end of period	9,558	9,378

Average interest rate during the period	2.89%	2.94%
Weighted average interest rate at end of period(1)	0.93	0.93
(1)	Reflects the weighted average contractual rate of advances.

Shareholders’ Equity. Shareholders’ equity totaled $80.2 million, or 29.0% of total assets, at December 31, 2024, down $4.4 million, or 5.2%, from $84.6 million, or 31.2% of total assets, at December 31, 2023. During 2024, shareholders’ equity decreased by $5.8 million due to the Company’s repurchases of its common stock. The Company’s net loss of $3.1 million for 2024 was offset by other comprehensive income of $3.7 million, which was largely the result of the reclassification adjustment for realized losses on available-for-sale securities sold during the first quarter of 2024.

During the year ended December 31, 2024, the Company repurchased 483,176 shares of its common stock at an average cost of $11.91 per share.  Of those shares, 228,326 shares were repurchased under the Company’s November 2023 Repurchase Plan and 227,000 shares were repurchased under the May 2024 Repurchase Plan. The remaining 27,850 shares were repurchased pursuant to the Company’s fifth repurchase plan announced in November 2024 (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, 187,150 shares of the Company’s common stock were available for repurchase at December 31, 2024.

Since the announcement of our first share repurchase plan on January 26, 2023 and through December 31, 2024, the Company has repurchased a total of 1,011,850 shares of its common stock, or approximately 19% of the common shares originally issued, at an average cost per share of $11.93. At December 31, 2024, the Company had common shares outstanding of 4,278,150.

Average Balances, Net Interest Income, and Yields Earned and Rates Paid. The following table shows for the periods indicated the total dollar amount of interest income from average interest-earning assets and the resulting yields, as well as the interest expense on average interest-bearing liabilities, expressed both in dollars and rates, and the net interest margin. Taxable equivalent (“TE”) yields have been calculated using a marginal tax rate of 21%. All average balances are based on daily balances.

	Year Ended December 31,
	2024			2023
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$155,867	$10,128	6.50%	$135,713	$7,238	5.33%
Investment securities(2)	54,235	1,063	1.97	100,323	1,643	1.66
Other interest-earning assets	51,552	2,671	5.18	16,580	780	4.70
Total interest-earning assets	261,654	13,862	5.30	252,616	9,661	3.83
Non-interest-earning assets	20,163			14,077
Total assets	$281,817			$266,693
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	86,752	1,434	1.65%	85,086	658	0.77%
Certificates of deposit	56,498	1,795	3.18	51,235	979	1.91
Total interest-bearing deposits	143,250	3,229	2.25	136,321	1,637	1.20
Borrowings	26,393	1,088	4.12	10,208	319	3.12
Total interest-bearing liabilities	169,643	4,317	2.54	146,529	1,956	1.33
Non-interest-bearing liabilities	30,694			35,387
Total liabilities	200,337			181,916
Shareholders' equity	81,480			84,777
Total liabilities and shareholders' equity	$281,817			$266,693
Net interest-earning assets	$92,011			$106,087
Net interest income; average interest rate spread		$9,545	2.76%		$7,705	2.50%
Net interest margin(3)			3.65			3.06
Average interest-earning assets to average interest-bearing liabilities			154.24			172.40
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

Rate/Volume Analysis.  The following table shows the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities affected our interest income and interest expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (1) changes in rate, which is the change in rate multiplied by prior year volume, and (2) changes in volume, which is the change in volume multiplied by prior year rate. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

	Year Ended
	December 31, 2024 vs 2023
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$1,720	$1,170	$2,890
Investment securities	276	(856)	(580)
Other interest-earning assets	76	1,815	1,891
Total interest income	2,072	2,129	4,201
Interest expense:
Demand deposits, money market and savings accounts	764	12	776
Certificates of deposit	706	110	816
Total deposits	1,470	122	1,592
Borrowings	(6)	775	769
Total interest expense	1,464	897	2,361
Increase (decrease) in net interest income	$608	$1,232	$1,840

Comparison of Results of Operation for the Years Ended December 31, 2024 and 2023

General. For the year ended December 31, 2024, the Company reported a net loss of $3.1 million, compared to net income of $526,000 for the year ended December 31, 2023. Net interest income for 2024 was up $1.8 million, or 23.9%, compared to 2023. The provision for credit losses totaled $531,000 in 2024, compared to $128,000 in 2023. Non-interest income for 2024 was down $5.4 million compared to 2023, primarily due to losses on the sales of investment securities. Non-interest expense for 2024 was up $578,000, or 6.7%, compared to 2023, primarily due to expenses associated with the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $4.2 million, or 43.5%, to $13.9 million for the year ended December 31, 2024, compared to 2023. Interest income on loans and other interest-earning assets were up by $2.9 million and $1.9 million, respectively, for the year ended December 31, 2024, compared to 2023. These increases were partially offset by a decrease in interest income on investment securities of $580,000 over the same comparable periods.

The average loan yield was 6.50% for the year ended December 31, 2024, up from 5.33% for 2023. Average loans were $155.9 million for the year ended December 31, 2024, up $20.2 million, or 14.9%, compared to 2023. At December 31, 2024, approximately 50% of our total loans have adjustable rates and approximately 50% of total loans are scheduled to re-price or mature during the next 12 months.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities due to the sales executed during the three months ended March 31, 2024. The average balance of total investment securities for 2024 was down $46.1 million, or 45.9%, compared to 2023. The average rate earned on our investment securities portfolio was 1.97% for the year ended December 31, 2024, up 31 basis points compared to 1.66% for 2023 primarily due to investment securities purchased during 2024.

The increase in interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, was mainly due to the re-investment of proceeds from investment securities sales discussed previously, as well as the impact of higher average short-term interest rates during 2024 compared to 2023.

Interest Expense. Total interest expense increased $2.4 million, or 120.7%, to $4.3 million for the year ended December 31, 2024, compared to $2.0 million for 2023. Interest expense on deposits was $3.2 million during 2024, up $1.6 million, or 97.3%, from $1.6 million for 2023. The average rate paid on interest-bearing deposits was 2.25% during 2024, up 105 basis points from 1.20% during 2023. Interest expense on borrowings increased by $769,000 during the year ended December 31, 2024, compared to 2023 largely due to interest expense on BTFP advances.

Net Interest Income. Net interest income was $9.5 million for the year ended December 31, 2024, up $1.8 million, or 23.9%, compared to 2023. Our interest rate spread was 2.76% and 2.50% for the years ended December 31, 2024 and 2023, respectively. Our net interest margin was 3.65% and 3.06% for the years ended December 31, 2024 and 2023, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of an increase in the yield and a change in the mix of our interest-earning assets, partially offset by the impact of an increase in the average volume and average rate paid on interest-bearing liabilities.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $531,000 for the year ended December 31, 2024, compared to $128,000 in 2023. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated loans.

Non-interest Income. Non-interest income for the year ended December 31, 2024 was down $5.4 million from $1.6 million for 2023. Non-interest income for 2024 includes the $5.5 million loss on the sales of investment securities discussed previously. During 2023, the Company reported a loss on the sale of investment securities of $92,000.

During 2024 and 2023, the Company recognized income of $280,000 and $437,000, respectively, due to the Bank Enterprise Award (“BEA”) Program grants received from the Community Financial Institution (“CDFI”) Fund. The BEA Program grants awards to depository institutions that have successfully increased their investments in economically distressed communities through certain qualified activities, including investments in CDFIs and providing loans, investments and financial services to businesses and residents located in distressed communities.

Non-interest Expense. Non-interest expense totaled $9.2 million for the year ended December 31, 2024, up $578,000, or 6.7%, compared to 2023. Non-interest expense for 2024 included $531,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first three months of 2024.

Salaries and employee benefits expense totaled $4.8 million for the year ended December 31, 2024, up $159,000, or 3.4%, compared to 2023. The increase was primarily due to an increase in bonus expense and annual raises during 2024. Stock compensation expense also contributed to the increase in salaries and employee benefits expense due to additional grants under the 2022 stock compensation plans.

Data processing and communication expense totaled $1.3 million for the year ended December 31, 2024, up $438,000, or 48.1%, compared to 2023. Data processing and communication expense for 2024 included $509,000 of data conversion and other associated expenses associated with the Company’s upgrade to a new core processing system.

Professional fees totaled $469,00 for the year ended December 31, 2024, down $17,000, or 3.5%, from 2023. Professional fees associated with obtaining our 2024 and 2023 BEA grants totaled $42,000 and $66,000, respectively.

ATM and debit card expense totaled $141,000 for the year ended December 31, 2024, down $109,000, or 43.6%, compared to 2023. The decline is largely the result of reductions in debit card processing costs after the Company’s upgrade to a new core processing system during 2024.

Other non-interest expense totaled $533,000 for the year ended December 31, 2024, up $172,000, or 47.6%, compared to 2023 primarily due to increased loan collection expenses, service charges from correspondent banks and fraud losses during the 2024 period.

Income Tax Expense. The Company reported an income tax benefit of $894,000 for the year ended December 31, 2024, compared to income tax expense of $61,000 for the year ended December 31, 2023. The change in income taxes over the comparable periods was largely due to the loss on sales of investment securities in 2024.

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

Net Interest Income Analysis.  We model and analyze potential changes to net interest income over a twelve-month period under rising and falling interest rate scenarios. Our primary model used to analyze the impact of changes in interest rates on net interest income assumes a static balance sheet, applies immediate and sustained rate shocks and assumes no management intervention over the forecast period.  The following table summarizes the results of our net interest income model as of December 31, 2024, which estimates the impact of immediate and sustained changes in interest rates on net interest income over the following twelve months.

(Dollars in thousands)	Net Interest Income	$ Change	% Change
Change in Interest Rates in Basis Points (Rate Shock):
200	$11,173	$852	8.3%
100	10,754	433	4.2
Static	10,321	-	-
(100)	10,121	(200)	(1.9)
(200)	9,655	(666)	(6.5)

The above table indicates that as of December 31, 2024, in the event of an immediate and sustained 100 basis point decrease in interest rates, our net interest income for the 12 months ending December 31, 2025 would be expected to decrease by $200,000 or 1.9%. During the first quarter of 2024, the Company executed a strategy involving the sale of a substantial portion of its available-for-sale investment securities. The Company sold 50 available-for-sale investment securities for a pre-tax loss of $5.5 million and collected proceeds from the sales of $42.6 million. The Company deployed the net sales proceeds into a mix of cash and higher-yielding earning assets to improve net interest income and our exposure to interest rate risk.

Economic Value of Equity.  Economic value of equity (“EVE”) represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The following table sets forth our EVE as of December 31, 2024 and reflects the changes to EVE as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			EVE as % of Fair Value of Assets
(Dollars in thousands)	Amount	$ Change	% Change	EVE Ratio	Change
Change in Interest Rates In Basis Points (Rate Shock):
200	$86,200	$(1,990)	(2.3)%	33.3	0.4%
100	87,299	(891)	(1.0)	33.1	0.2
Static	88,190	-	-	32.9	-
(100)	89,567	1,377	1.6	32.9	-
(200)	89,777	1,587	1.8	32.5	(0.4)

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

At December 31, 2024, our borrowed funds consisted of FHLB advances with a net carrying value of $9.6 million. The table below summarizes our unused and available liquidity sources as of December 31, 2024.

(Dollars in thousands)	12/31/2024
Advances from the Federal Home Loan Bank of Dallas	$45,719
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	19,088
Total unused and available liquidity	$82,607

The Bank’s available borrowing capacity with the FHLB is secured though a blanket floating lien on real estate loans.  For more detail on loans pledged to the FHLB, refer to Note 4 of the financial statements included in Item 8 of this Form 10-K. The Company also has a $25.0 million custodial letter of credit outstanding from the FHLB as of December 31, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At December 31, 2024, the Company used $25.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The details of these cash flow classifications are presented on the statement of cash flows included in Item 8 of this Form 10-K. The most significant uses and sources of cash flows during the year ended December 31, 2024 included:

●	$48.7 million in proceeds from maturities, paydowns, and sales of investment securities,
●	$22.7 million net outflow due to an increase in total loans,
●	$20.1 million net inflow due to an increase in deposits
●	$10.0 million net outflow due to the repayment of BTFP advances,
●	$7.9 million in outflows due to purchases of available-for-sale investment securities
●	$5.8 million in outflows for the repurchase of the Company’s common stock.

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2024.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at December 31, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$11,979	$11,979	$-	$-	$-
Undisbursed portion of construction loans in process	7,635	4,654	2,981	-	-
Unused lines of credit	15,391	12,115	2,164	-	1,112
Unused overdraft privilege amounts	1,167	-	-	-	1,167
Letters of credit	19	19	-	-	-
Total commitments	$36,191	$28,767	$5,145	$-	$2,279

The following table summarizes our contractual cash obligations at December 31, 2024.

		Payments Due By Period
(Dollars in thousands)	Total at December 31, 2024	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$60,691	$54,183	$5,935	$573	$-
Borrowings	10,000	3,000	3,000	4,000	-
Total term debt	$70,691	$57,183	$8,935	$4,573	$-

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at December 31, 2024 and December 31, 2023. Management is not aware of any conditions or events since the most recent notification that would change our category. Refer to Note 9 of the financial statements included in Item 8 of this Form 10-K for more detail on the Bank’s capital.

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

Opelousas, LA

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Catalyst Bancorp, Inc. and Subsidiary (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

New Iberia, LA

March 28, 2025

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Non-interest-bearing cash	$4,076	$3,654
Interest-bearing cash and due from banks	40,219	15,357
Total cash and cash equivalents	44,295	19,011
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $33,215 and $79,701, respectively)	28,712	70,540
Securities held-to-maturity (fair values of $11,284 and $11,227, respectively)	13,447	13,461
Loans receivable, net of unearned income	167,076	144,920
Allowance for loan losses	(2,522)	(2,124)
Loans receivable, net	164,554	142,796
Accrued interest receivable	851	906
Foreclosed assets	194	60
Premises and equipment, net	6,085	6,072
Stock in correspondent banks, at cost	1,961	1,878
Bank-owned life insurance	14,489	14,026
Other assets	2,109	2,182
TOTAL ASSETS	$276,697	$270,932

LIABILITIES
Deposits
Non-interest-bearing	$28,281	$28,183
Interest-bearing	157,393	137,439
Total deposits	185,674	165,622
Borrowings	9,558	19,378
Other liabilities	1,261	1,373
TOTAL LIABILITIES	196,493	186,373

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,278,150 and 4,761,326 issued and outstanding at December 31, 2024 and 2023, respectively	43	48
Additional paid-in capital	39,561	45,020
Unallocated common stock held by benefit plans	(5,702)	(6,221)
Retained earnings	49,860	52,949
Accumulated other comprehensive income (loss)	(3,558)	(7,237)
TOTAL SHAREHOLDERS' EQUITY	80,204	84,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$276,697	$270,932

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(Dollars in thousands)	2024	2023
INTEREST INCOME
Loans receivable, including fees	$10,128	$7,238
Investment securities	1,063	1,643
Cash and due from banks	2,585	708
Other earning assets	86	72
Total interest income	13,862	9,661
INTEREST EXPENSE
Deposits	3,229	1,637
Borrowings	1,088	319
Total interest expense	4,317	1,956
Net interest income	9,545	7,705
Provision for credit losses	531	128
Net interest income after provision for credit losses	9,014	7,577
NON-INTEREST INCOME
Service charges on deposit accounts	798	774
Bank-owned life insurance	463	409
Gain (loss) on sales of investment securities	(5,507)	(92)
Gain (loss) on disposals and sales of fixed assets	6	-
Federal community development grant	280	437
Other	120	61
Total non-interest income (loss)	(3,840)	1,589
NON-INTEREST EXPENSE
Salaries and employee benefits	4,830	4,671
Occupancy and equipment	765	802
Data processing and communication	1,349	911
Professional fees	469	486
Directors’ fees	461	463
ATM and debit card	141	250
Foreclosed assets, net	74	72
Advertising and marketing	129	100
Franchise and shares tax	67	81
Regulatory fees and assessments	149	131
Insurance	103	106
Printing, supplies and postage	87	145
Other	533	361
Total non-interest expense	9,157	8,579
Income (loss) before income tax expense (benefit)	(3,983)	587
Income tax expense (benefit)	(894)	61
NET INCOME (LOSS)	$(3,089)	$526

Earnings (loss) per share - basic	$(0.78)	$0.12
Earnings (loss) per share - diluted	(0.78)	0.12

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Net income (loss)	$(3,089)	$526
Net change in unrealized gains (losses) on available-for-sale securities	(849)	2,233
Reclassification adjustment for losses included in net income	5,507	92
Income tax effect	(979)	(488)
Total other comprehensive income	3,679	1,837
Total comprehensive income	$590	$2,363

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2022	$53	$51,062	$(6,307)	$52,758	$(9,074)	$88,492
Impact of adoption of ASC 326	-	-	-	(335)	-	(335)
Net income	-	-	-	526	-	526
Other comprehensive income	-	-	-	-	1,837	1,837
Stock purchased to fund the 2022 Recognition and Retention Plan	-	-	(415)	-	-	(415)
ESOP shares released for allocation	-	34	212	-	-	246
2022 Recognition and Retention Plan shares released for allocation	-	(289)	289	-	-	-
Stock compensation expense	-	523	-	-	-	523
Repurchase of common stock	(5)	(6,310)	-	-	-	(6,315)
BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559

BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net income (loss)	-	-	-	(3,089)	-	(3,089)
Other comprehensive income	-	-	-	-	3,679	3,679
ESOP shares released for allocation	-	35	212	-	-	247
2022 Recognition and Retention Plan shares released for allocation	-	(307)	307	-	-	-
Stock compensation expense	-	565	-	-	-	565
Repurchase of common stock	(5)	(5,752)	-	-	-	(5,757)
BALANCE, DECEMBER 31, 2024	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204

The accompanying Notes are an integral part of these financial statements.

CATALSYT BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,089)	$526
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment securities amortization, net	140	308
Federal Home Loan Bank stock dividends	(83)	(69)
Amortization of prepayment penalties on debt restructuring	180	180
Provision for credit losses	531	128
Increase in cash surrender value of bank-owned life insurance	(463)	(409)
Loss on sales of investment securities	5,507	92
Gain on disposals and sales of premises and equipment	(6)	-
Stock-based compensation	812	769
Depreciation of premises and equipment	412	403
Net write-downs and losses on the sale of foreclosed assets	57	66
Deferred income tax expense (benefit)	(894)	(12)
(Increase) decrease in other assets	44	(510)
Increase (decrease) in other liabilities	24	536
Net cash provided by operating activities	3,172	2,008
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	6,200	9,105
Proceeds from sales	42,525	1,896
Purchases	(7,873)	-
Net increase in loans	(22,731)	(11,416)
Proceeds from sale of foreclosed assets	114	320
Purchases of premises and equipment	(430)	(172)
Proceeds from sale of premises and equipment	12	-
Net cash provided by (used in) investing activities	17,817	(267)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	20,052	528
Net advances from (repayments to) the Federal Reserve Bank of Atlanta	(10,000)	10,000
Purchase of stock to fund the 2022 Recognition and Retention Plan	-	(415)
Repurchase of common stock	(5,757)	(6,315)
Net cash provided by financing activities	4,295	3,798
NET CHANGE IN CASH AND CASH EQUIVALENTS	25,284	5,539
CASH AND CASH EQUIVALENTS, beginning of period	19,011	13,472
CASH AND CASH EQUIVALENTS, end of period	$44,295	$19,011

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$305	$125

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$4,287	$1,402
Cash paid for income taxes	200	-

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. In June 2022, St. Landry Homestead changed its name to Catalyst Bank. The Bank has been in operation in the Acadiana region of south-central Louisiana since 1922 and offers commercial and retail banking products through six full-service locations.

The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock-form of organization (the “Conversion). The Conversion was completed on October 12, 2021, at which time the Company acquired all of the issued and outstanding shares of common stock of the Bank and became the holding company for the Bank. Shares of the Company’s common stock were issued and sold in an offering to certain depositors of the Bank and others. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

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

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Material estimates that are particularly susceptible to significant change relate to the fair value of available-for-sale securities, the determination of the allowance for credit losses on financial assets held at amortized cost and the measurement of the Company’s deferred income tax assets and liabilities. While management uses its best judgment and reviews estimates and related assumptions periodically, actual results could differ from those estimates.

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

Cash and Cash Equivalents

For the purpose of reporting cash flows, cash and cash equivalents include cash, interest-bearing deposits in other institutions and highly liquid debt instruments with original maturities of three months or less.

Investment Securities

Investment securities that are acquired with the intention of being resold in the near term are classified as trading securities and are carried at fair value, with unrealized holding gains and losses recognized in current earnings. The Company did not hold any securities for trading purposes at or during the years ended December 31, 2024 or 2023.

Government, federal agency and corporate debt securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Available-for-sale securities consist of investment securities not classified as trading securities or held-to-maturity securities. Non-credit related unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.

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

Foreclosed Assets

Foreclosed assets include real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value, less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses on loans. After foreclosure, valuations are periodically performed and losses are recognized through a charge to earnings when the carrying amount of the foreclosed asset exceeds the estimate of its fair value, less costs to sell. Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the assets are included in foreclosed assets expense. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

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

Stock in Correspondent Banks

As a member of the Federal Home Loan Bank (“FHLB”) and as a client of First National Bankers Bank (“FNBB”), the Bank purchased and holds shares of capital stock in the FHLB and FNBB. The stock does not have a readily determinable fair value and is carried at cost, which approximates fair value. The Company’s investments in equity securities without readily determinable fair value are assessed for impairment and any impairment losses are included in net income. For the years ended December 31, 2024 and 2023, no impairment losses were recognized on stock in correspondent banks.

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

Government Grants

The Bank applies for and receives grant proceeds from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund. The CDFI Fund helps promote access to capital and local economic growth in urban and rural low-income communities across the nation through monetary awards and the allocation of tax credits. Current GAAP has no specific authoritative guidance on the accounting for government assistance received by business entities. However, ASC 105 describes the decision-making framework for determining the guidance to apply when guidance is not specified by GAAP. ASC 105 points to IAS 20, Accounting for Government Grants and Disclosure of Government Assistance, and ASC 958-605, Not-for-Profit Entities – Revenue Recognition. The Company recognizes government grants as income is when it is reasonably probable that conditions of the grant will be met and the grant will be received.

During the years ended December 31, 2024 and 2023, the Bank received and recognized $280,000 and $437,000, respectively, of income due to grants from the CDFI Fund’s Bank Enterprise Award Program. The Bank met the conditions of the grant by providing loans and financial services directly to residents and businesses located in distressed communities. Income from the federal community development grants are reported in non-interest income.

Income Taxes

Deferred income tax assets and liabilities are determined using the liability (or balance sheet) method. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At December 31, 2024 and 2023, the Company’s net deferred tax asset totaled $1.5 million and is included in other assets on the statement of financial condition. The most significant portions of the net deferred tax asset are the deferred tax benefits related to the Company’s net operating loss for 2024 and unrealized losses on available-for-sale securities.

According to Subtopic 740-10 of the Accounting Standards Codification (“ASC 740-10”), the measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At December 31, 2024 and 2023, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

ASC 740 requires that a tax position be recognized or derecognized based on a “more likely than not” threshold. This applies to positions taken or expected to be taken in a tax return where there is uncertainty about whether a tax position will ultimately be sustained upon examination. The Company has evaluated its tax position and determined that it does not have any uncertain tax positions that meet criteria under ASC 740. The Company’s management believes it is no longer subject to income tax examinations for fiscal years prior to December 31, 2021.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

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

Investment securities

The fair market values of investment securities are obtained from a third-party service provider, whose prices are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

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

Advertising Costs

The Company expenses all advertising costs as incurred. There were no direct response advertising costs capitalized as of December 31, 2024 or 2023.

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

Revision of Prior Period Financial Statements

During the three months ended June 30, 2024, it was discovered that the rate of interest paid on one interest-bearing checking account did not reconcile with the contract with the customer. The checking account was a public fund deposit with a negotiated arrangement managed by a lead financial institution that billed the Bank periodically for interest then owed to the municipality. The Bank is a party to the agreement with the municipality but participated in only a portion of the total funds deposited by the municipality and did not deal directly with the municipality with respect to the funds deposited or the interest paid. These responsibilities are handled indirectly through the lead institution. During June 2024, the Bank became aware of the additional interest owed by it pursuant to the agreement. As a result of the error, $137,000 of total interest expense was not properly accrued or paid by the Bank during the period beginning August 1, 2022 and ending March 31, 2024. In accordance with the guidance set forth in SEC Staff Bulletin 99, Materiality, and SEC Staff Accounting Bulletin 108, Considering Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financials, the Bank concluded that the error was not material to any prior periods, the current period or the trend in earnings from a quantitative and qualitative perspective. However, correcting the cumulative effect of the error in the current period would have resulted in a material misstatement in the current period. Accordingly, management revised the prior period financial statements, related disclosures, and supplemental information presented in this filing to correct the misstatement. We will also revise previously reported financial information for these immaterial errors in our future filings, as applicable. The Company’s previously issued financial statements and related disclosures were not amended and can still be relied upon.

The following table highlights the primary changes to prior period financial statements presented in this Form 10-K caused by the correction of the misstated interest expense:

(Dollars in thousands, except per share data)	As Reported	Adjustment	As Revised
Revised Consolidated Statements of Condition as of December 31, 2023
Other liabilities	$1,277	$96	$1,373
Retained earnings	53,045	(96)	52,949
Total shareholders' equity	84,655	(96)	84,559

Revised Consolidated Statements of Income for the Year Ended December 31, 2023
Interest expense - Deposits	$1,541	$96	$1,637
Total interest expense	1,860	96	1,956
Net interest income	7,801	(96)	7,705
Income tax expense (benefit)	81	(20)	61
Net income (loss)	602	(76)	526
Earnings (loss) per share - basic	0.14	(0.02)	0.12

Revised Consolidated Statements of Changes in Shareholders' Equity
Retained earnings, as of December 31, 2022	$52,778	$(20)	$52,758

Revised Consolidated Statements of Cash Flows for the Year Ended December 31, 2023
Increase (decrease) in other liabilities	$460	$76	$536

Management performed a review of all similar contracts with deposit customers and verified that the error was isolated to this unique deposit account. Management and the Audit Committee also assessed the error’s impact on internal controls over financial reporting and did not identify any material weaknesses.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2024

None to report.

Accounting Standards Updates Issued, but Not Adopted

ASU No. 2023-09. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The Company expects to adopt the amendments in ASU 2023-09 for periods beginning after December 31, 2024. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

ASU No. 2024-03. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified qualitative and quantitative information about certain costs and expenses, such as employee compensation, depreciation, and intangible asset amortization. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. The Company expects to adopt the amendments in ASU 2024-03 for periods beginning after December 31, 2026. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Year Ended December 31,
(In thousands, except per share data)	2024	2023
Numerator
Net income (loss) available to common shareholders	$(3,089)	$526

Denominator
Weighted average common shares outstanding	4,486	4,972
Weighted average unallocated common stock held by benefit plans	(547)	(589)
Weighted average shares - basic	3,939	4,383
Effect of dilutive stock-based awards(1):
Stock options	-	-
Restricted stock	-	4
Weighted average shares - assuming dilution	3,939	4,387

Basic earnings (loss) per common share	$(0.78)	$0.12
Diluted earnings (loss) per common share	(0.78)	0.12
(1)	The computation of diluted earnings (loss) per common share for the year ended December 31, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 295,123 and 288,093 for the years ended December 31, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 16,354 and 52,829 for the years ended December 31, 2024 and 2023, respectively, and were excluded from the calculation of diluted earnings per share.

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	$18	$(4,327)	$27,202
Municipal obligations	1,704	4	(198)	1,510
Total available-for-sale	$33,215	$22	$(4,525)	$28,712
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(2,140)	$10,860
Municipal obligations	447	-	(23)	424
Total held-to-maturity	$13,447	$-	$(2,163)	$11,284

	December 31, 2023
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$65,704	$14	$(8,206)	$57,512
U.S. Government and agency obligations	7,999	-	(611)	7,388
Municipal obligations	5,998	7	(365)	5,640
Total available-for-sale	$79,701	$21	$(9,182)	$70,540
Securities held-to-maturity
U.S. Government and agency obligations	$13,003	$-	$(2,210)	$10,793
Municipal obligations	458	-	(24)	434
Total held-to-maturity	$13,461	$-	$(2,234)	$11,227

There were no securities transferred between classifications during the years ended December 31, 2024 and 2023. During the year ended December 31, 2024, the Company sold 50 available-for-sale investment securities for a total loss of $5.5 million. Proceeds from the sales totaled $42.6 million, inclusive of accrued interest.

Accrued interest receivable on the Company’s investment securities totaled $142,000 and $241,000 at December 31, 2024 and 2023, respectively.

Investment securities with a carrying amount of $15.1 million and $44.6 million were pledged to secure public deposits as required or permitted by law at December 31, 2024 and 2023, respectively. During 2024, the Company used a portion of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits as we executed the investment securities sales. At December 31, 2024, $25.0 million of the custodial letter of credit was pledged as collateral for pubic deposits.

At December 31, 2023, investment securities with a carrying value of $11.1 million were pledged to the Federal Reserve Bank of Atlanta as collateral for borrowings. During 2024, the Bank’s $10.0 million Bank Term Funding Program (“BTFP”) advance was paid off, which released the pledges on investment securities.

At December 31, 2024 and 2023, other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at December 31, 2024 and December 31, 2023:

	December 31, 2024
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	5,979	5,942	2,447	2,247
After five through ten years	445	443	8,000	6,666
After ten years	26,791	22,327	3,000	2,371
Total	$33,215	$28,712	$13,447	$11,284

	December 31, 2023
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$1,700	$1,643	$-	$-
After one through five years	10,676	10,226	2,334	2,095
After five through ten years	14,909	13,673	7,124	5,899
After ten years	52,416	44,998	4,003	3,233
Total	$79,701	$70,540	$13,461	$11,227

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at December 31, 2024 and December 31, 2023 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,274	$(90)	$18,135	$(4,237)	$21,409	$(4,327)
Municipal obligations	-	-	878	(198)	878	(198)
Total available-for-sale	$3,274	$(90)	$19,013	$(4,435)	$22,287	$(4,525)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,860	$(2,140)	$10,860	$(2,140)
Municipal obligations	-	-	424	(23)	424	(23)
Total held-to-maturity	$-	$-	$11,284	$(2,163)	$11,284	$(2,163)
Total	$3,274	$(90)	$30,297	$(6,598)	$33,571	$(6,688)

	December 31, 2023
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$554	$(1)	$55,959	$(8,205)	$56,513	$(8,206)
U.S. Government and agency obligations	-	-	7,388	(611)	7,388	(611)
Municipal obligations	-	-	3,992	(365)	3,992	(365)
Total available-for-sale	$554	$(1)	$67,339	$(9,181)	$67,893	$(9,182)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,793	$(2,210)	$10,793	$(2,210)
Municipal obligations	-	-	434	(24)	434	(24)
Total held-to-maturity	$-	$-	$11,227	$(2,234)	$11,227	$(2,234)
Total	$554	$(1)	$78,566	$(11,415)	$79,120	$(11,416)

At December 31, 2024 and 2023, the Company held 41 and 92 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at December 31, 2024 or 2023.

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Real estate loans
One- to four-family residential	$81,097	$83,623
Commercial real estate	22,108	21,478
Construction and land	32,941	13,857
Multi-family residential	2,570	3,373
Total real estate loans	138,716	122,331
Other loans
Commercial and industrial	26,439	19,984
Consumer	1,921	2,605
Total other loans	28,360	22,589
Total loans	167,076	144,920
Less: Allowance for loan losses	(2,522)	(2,124)
Net loans	$164,554	$142,796

At December 31, 2024 and 2023, real estate loans totaling $80.6 million and $81.2 million, respectively, were pledged as collateral to the FHLB of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $704,000 and $659,000 at December 31, 2024 and 2023, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses by collateral type for the years ended December 31, 2024 and 2023.

	For the Year Ended December 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$16	$(182)	$90	$1,164
Commercial real estate	213	(7)	(28)	14	192
Construction and land	283	245	-	-	528
Multi-family residential	50	(15)	-	-	35
Commercial and industrial	302	198	(133)	5	372
Consumer	36	25	(49)	14	26
Unallocated	-	205	-	-	205
Total for loans	$2,124	$667	$(392)	$123	$2,522
Unfunded lending commitments(1)	257	(136)	-	-	121
Total	$2,381	$531	$(392)	$123	$2,643
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement.

	For the Year Ended December 31, 2023
(Dollars in thousands)	Beginning Balance	ASC 326 Adoption Impact	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,224	$158	$(184)	$(67)	$109	$1,240
Commercial real estate	248	(53)	18	-	-	213
Construction and land	74	40	169	-	-	283
Multi-family residential	40	5	5	-	-	50
Commercial and industrial	175	51	75	-	1	302
Consumer	46	8	4	(35)	13	36
Total for loans	$1,807	$209	$87	$(102)	$123	$2,124
Unfunded lending commitments	-	216	41	-	-	257
Total	$1,807	$425	$128	$(102)	$123	$2,381

The following tables outline the allowance for loan losses and the balance of loans by method of loss evaluation at December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for loan losses
One- to four-family residential	$104	$1,060	$1,164	$127	$1,113	$1,240
Commercial real estate	-	192	192	-	213	213
Construction and land	35	493	528	46	237	283
Multi-family residential	-	35	35	-	50	50
Commercial and industrial	-	372	372	-	302	302
Consumer	-	26	26	-	36	36
Unallocated	-	205	205	-	-	-
Total	$139	$2,383	$2,522	$173	$1,951	$2,124
Loans
One- to four-family residential	$589	$80,508	$81,097	$989	$82,634	$83,623
Commercial real estate	-	22,108	22,108	50	21,428	21,478
Construction and land	120	32,821	32,941	132	13,725	13,857
Multi-family residential	-	2,570	2,570	-	3,373	3,373
Commercial and industrial	-	26,439	26,439	-	19,984	19,984
Consumer	-	1,921	1,921	-	2,605	2,605
Total	$709	$166,367	$167,076	$1,171	$143,749	$144,920

At December 31, 2024 and 2023, all one- to four-family residential and construction and land loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. Collateral-dependent loans primarily consist of loans secured by one- to four-family residential properties and land located in our market.

A summary of current, past due and nonaccrual loans as of December 31, 2024 and 2023 follows:

	As of December 31, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,926	$64	$767	$3,757	$76,577	$763	$81,097
Commercial real estate	-	-	-	-	22,108	-	22,108
Construction and land	81	-	13	94	32,823	24	32,941
Multi-family residential	-	-	-	-	2,570	-	2,570
Commercial and industrial	1	-	-	1	26,438	-	26,439
Consumer	8	-	-	8	1,913	-	1,921
Total	$3,016	$64	$780	$3,860	$162,429	$787	$167,076

	As of December 31, 2023
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,391	$24	$1,103	$3,518	$79,333	$772	$83,623
Commercial real estate	126	-	50	176	21,302	-	21,478
Construction and land	-	-	-	-	13,815	42	13,857
Multi-family residential	-	-	-	-	3,373	-	3,373
Commercial and industrial	46	-	-	46	19,938	-	19,984
Consumer	12	-	-	12	2,593	-	2,605
Total	$2,575	$24	$1,153	$3,752	$140,354	$814	$144,920

A summary of total non-accrual loans as of December 31, 2024 and 2023 follows:

	December 31, 2024			December 31, 2023
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,518	$12	$1,530	$1,564	$311	$1,875
Commercial real estate	-	-	-	-	50	50
Construction and land	37	-	37	42	-	42
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,555	$12	$1,567	$1,606	$361	$1,967

The Company was not committed to lend any additional funds on non-accrual loans at December 31, 2024 or 2023. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000. At December 31, 2023, loans secured by residential and commercial real estate for which formal foreclosure proceedings were in process totaled $345,000 and $50,000, respectively.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At December 31, 2024 and 2023, loans with modifications for borrowers experiencing financial difficulty totaled $583,000 and $683,000, respectively.

During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. During the year ended December 31, 2023, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at December 31, 2024 or 2023.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,255	$2,702	$12,205	$3,054	$2,731	$50,193	$2,488	$2,996	$78,624
Special Mention	-	-	-	56	-	-	-	-	56
Substandard	22	21	-	-	24	2,350	-	-	2,417
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,277	$2,723	$12,205	$3,110	$2,755	$52,543	$2,488	$2,996	$81,097
Commercial real estate
Pass	$3,176	$4,691	$1,729	$1,070	$3,236	$5,673	$524	$1,360	$21,459
Special Mention	-	-	102	320	-	-	-	-	422
Substandard	227	-	-	-	-	-	-	-	227
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,403	$4,691	$1,831	$1,390	$3,236	$5,673	$524	$1,360	$22,108
Construction and land
Pass	$1,731	$48	$102	$51	$53	$347	$30,451	$-	$32,783
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	121	13	24	-	-	158
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,731	$48	$102	$172	$66	$371	$30,451	$-	$32,941
Multi-family residential
Pass	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Commercial and industrial
Pass	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Consumer
Pass	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Total
Pass	$18,776	$11,632	$15,417	$5,378	$6,337	$58,828	$41,407	$6,021	$163,796
Special Mention	-	-	102	376	-	-	-	-	478
Substandard	249	21	-	121	37	2,374	-	-	2,802
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,025	$11,653	$15,519	$5,875	$6,374	$61,202	$41,407	$6,021	$167,076

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

The following table presents gross charge-offs and recoveries for the year ended December 31, 2024 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$182	$182
Commercial real estate	-	-	-	-	-	28	28
Commercial and industrial	43	45	45	-	-	-	133
Consumer	43	2	1	1	-	2	49
Total	$86	$47	$46	$1	$-	$212	$392
Recoveries
One- to four-family residential	$-	$-	$-	$-	$1	$89	$90
Commercial real estate	-	-	-	-	-	14	14
Commercial and industrial	-	5	-	-	-	-	5
Consumer	3	1	1	1	-	8	14
Total	$3	$6	$1	$1	$1	$111	$123

The following table presents gross charge-offs and recoveries for the year ended December 31, 2023 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2023	2022	2021	2020	2019	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$67	$67
Consumer	6	7	13	1	2	6	35
Total	$6	$7	$13	$1	$2	$73	$102
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$109	$109
Commercial and industrial	-	-	-	-	-	1	1
Consumer	-	1	2	1	-	9	13
Total	$-	$1	$2	$1	$-	$119	$123

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Land	$1,767	$1,767
Buildings and improvements	6,196	6,150
Furniture, fixtures and equipment	2,100	1,881
Automobiles	100	92
Total premises and equipment	10,163	9,890
Accumulated depreciation	(4,078)	(3,818)
Total premises and equipment, net	$6,085	$6,072

Depreciation expense totaled $412,000 and $403,000 for the years ended December 31, 2024 and 2023, respectively.

NOTE 6. DEPOSITS

Deposits at December 31, 2024 and 2023 are summarized as follows:

	December 31, 2024		December 31, 2023
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$28,281	15.2%	$28,183	17.0%
Interest-bearing demand deposits	48,334	26.0	36,867	22.3
Money market	10,729	5.8	15,126	9.1
Savings	37,639	20.3	31,518	19.0
Certificates of deposit	60,691	32.7	53,928	32.6
Total deposits	$185,674	100.0%	$165,622	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $53.7 million and $44.6 million at December 31, 2024 and 2023, respectively.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 totaled $17.3 million and $11.2 million at December 31, 2024 and 2023, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At December 31, 2024 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2025	$54,183
2026	5,411
2027	524
2028	536
2029	37
Total	$60,691

NOTE 7. BORROWED FUNDS

Borrowed funds and the weighted-average contractual interest rate on borrowings at December 31, 2024 and 2023 are summarized as follows:

	December 31,
	2024		2023
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advance from Federal Reserve Bank of Atlanta	-%	$-	4.83%	$10,000

Advances from Federal Home Loan Bank of Dallas	0.93%	$10,000	0.93%	$10,000
Debt modification discount on FHLB Advances		(442)		(622)
		9,558		9,378

Total borrowings		$9,558		$19,378

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

Interest payments are due are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at December 31, 2024 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2025	$3,000
2026	-
2027	3,000
2028	4,000
2029	-
Total	$10,000

At December 31, 2024 and 2023, the Company had $45.7 million and $48.5 million, respectively, in available borrowing capacity with the FHLB. Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB. The Company has a $25.0 million custodial letter of credit outstanding from the FHLB as of December 31, 2024, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At December 31, 2024, the Company used $25.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

Borrowings from the Federal Reserve are secured by pledging investment securities. Refer to Note 3 for more detail on pledged investment securities.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with FNBB for $17.8 million. At December 31, 2024 and 2023, the credit facility was unused.

NOTE 8. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2024 and 2023 are summarized as follows:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Federal:
Current	$-	$73
Deferred	(894)	(12)
Total income tax expense (benefit)	$(894)	$61

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent in 2024 and 2023 to income before income taxes as a result of the following:

	Year Ended December 31,
(Dollars in thousands)	2024	2023
Expected income tax expense at federal tax rate	$(836)	$123
Bank-owned life insurance income	(97)	(86)
Tax free investment securities income	(6)	(15)
Nondeductible stock-based compensation expense	42	36
Other	3	3
Total income tax expense (benefit)	$(894)	$61

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax assets and liabilities in the accompanying statements of financial condition include the following components:

	December 31,
(Dollars in thousands)	2024	2023
Deferred tax assets:
Allowance for credit losses	$152	$97
Net unrealized losses on available-for-sale securities	946	1,924
Net operating loss	753	-
Foreclosed assets	8	-
Stock-based compensation	117	81
Other	36	29
Deferred tax assets	2,012	2,131
Deferred tax liabilities:
FHLB stock	(154)	(136)
FHLB debt modification discount	(93)	(131)
Premises and equipment, net	(313)	(328)
Deferred tax liabilities	(560)	(595)
Net deferred tax asset (liability)	$1,452	$1,536

The net operating loss carryforward for income tax purposes totaled $3.6 million as of December 31, 2024. The carryforward does not expire and is available to offset 80% of taxable income annually.

Retained earnings at December 31, 2024 and 2023 include approximately $1.9 million accumulated prior to January 1, 1987, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of December 31, 2024 and 2023, the Bank met all of the capital adequacy requirements to which it is subject.

At December 31, 2024 and 2023, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2024
Common Equity Tier 1 Capital	$77,222	45.81%	$10,958	>6.5%
Tier 1 Risk-Based Capital	77,222	45.81	13,487	>8.0
Total Risk-Based Capital	79,335	47.06	16,858	>10.0
Tier 1 Leverage Capital	77,222	28.73	13,439	>5.0

As of December 31, 2023
Common Equity Tier 1 Capital	$79,468	52.34%	$9,870	>6.5%
Tier 1 Risk-Based Capital	79,468	52.34	12,147	>8.0
Total Risk-Based Capital	81,371	53.59	15,184	>10.0
Tier 1 Leverage Capital	79,468	31.67	12,546	>5.0

Share Repurchase Plans

The Company repurchased 483,176 shares of its common stock at an average cost per share of $11.91 during the year ended December 31, 2024. Of those shares, 228,326 shares were repurchased under the Company’s third repurchase plan announced in November 2023, 227,000 shares were repurchased under the Company’s fourth repurchase plan announced in May 2024, and another 27,850 shares were repurchased under the Company’s fifth repurchase plan announced in November 2024 (“November 2024 Repurchase Plan”). Since the announcement of our first share repurchase plan on January 26, 2023 and through December 31, 2024, the Company has repurchased a total of 1,011,850 shares of its common stock, or approximately 19% of the common shares originally issued, at an average cost per share of $11.93.

At December 31, 2024 and 2023, the Company had common shares outstanding of 4,278,150 and 4,761,326, respectively. The Company’s Board of Directors approved the November 2024 Repurchase Plan on November 25, 2024, which authorized the Company to purchase up to 215,000 shares, or approximately 5%, of the Company’s outstanding common stock. Under the Company’s November 2024 Repurchase Plan, 187,150 shares of the Company’s common stock were available for repurchase at December 31, 2024.

NOTE 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers and directors. In the opinion of management, such transactions were on substantially the same terms, including collateral, as those prevailing at the time of comparable transactions with other persons and did not involve more than normal risk of collectability or present any other unfavorable features to the Company. Loans to such borrowers at December 31, 2024 and 2023 are summarized as follows:

	December 31,
(Dollars in thousands)	2024	2023
Balance at beginning of year	$2,013	$2,731
Changes in related party status	-	(503)
Originations	-	73
Repayments	(188)	(288)
Balance at end of year	$1,825	$2,013

Deposits from directors and executive officers totaled $5.1 million and $4.4 million at December 31, 2024 and 2023, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2024, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

	Contract or Notional Amount at
	December 31,
(Dollars in thousands)	2024	2023
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$11,979	$141
Undisbursed portion of construction loans in process	7,635	12,914
Unused lines of credit	15,391	18,093
Unused overdraft privilege amounts	1,167	1,142
Letters of credit	19	2
Total	$36,191	$32,292

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

The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for loan losses and reported in aggregate as the provision for credit losses on the income statement. At December 31, 2024, the allowance for credit losses for unfunded lending commitments totaled $121,000. Refer to Note 4 for more information on changes to the allowance for credit losses for unfunded lending commitments during the years ended December 31, 2024 and 2023.

NOTE 13. BENEFIT PLANS

401(k) Plan

The Company’s 401(k) defined contribution plan allows active participants to elect to contribute, on a tax deferred basis, a portion of their compensation not to exceed the dollar limit set by law. The plan allows employees to become eligible participants after completing one month of service and enter the 401(k) plan monthly. For the years ended December 31, 2024 and 2023, participants were permitted to make salary deferral contributions in any percentage up to 100% of the participant’s plan salary. Total contributions by each participant during each year were limited to the amount allowed by law. The Company made matching percentage contributions up to 4% of the participant’s plan salary during 2024 and 2023.

The Company incurred expense of $118,000 and $107,000 due to matching contributions during the years ended December 31, 2024 and 2023, respectively, in connection with the plan, which are included in salaries and employee benefits expense in the statements of income.

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

The leveraged ESOP is accounted for in accordance with the guidance under ASC 718, Compensation – Stock Compensation. Under ASC 718, unearned or unallocated ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. At December 31, 2024 and 2023, unallocated ESOP shares had a carrying value of $3.5 million and $3.8 million, respectively.

The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability. For each of the years ended December 31, 2024 and 2023, the ESOP allocated 21,160 shares. Compensation expense related to the ESOP totaled $247,000 and $245,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024 and 2023, there were 354,430 and 375,590 unallocated ESOP shares, respectively, with fair values of approximately $4.2 million and $4.1 million, respectively, based on closing quoted market price per share as of such dates.

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

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. The following key management assumptions were used to value the options granted during the years ended December 31:

(Dollars in thousands)	2024	2023
Expected life (in years)	6.50	6.50
Expected volatility	33.92%	33.73%
Expected dividend yield	1.50%	1.50%
Risk free rate	3.66%	4.27%

The following table summarizes stock option activity for the periods indicated.

Stock options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2022	295,340	$13.30	$4.36	9.67
Granted	21,160	11.30	4.04
Forfeited	(21,160)	13.30	4.36
Exercised	-	-	-
Outstanding, December 31, 2023	295,340	13.16	4.34	8.76
Granted	5,000	11.54	4.00
Forfeited	(3,800)	13.30	4.36
Exercised	-	-	-
Outstanding, December 31, 2024	296,540	$13.13	$4.33	7.74

Exercisable at December 31, 2024	113,704	$13.23	$4.35	7.57

Total stock option expense, allocated between salaries and employee benefits expense and directors’ fees, was $255,000 and $234,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was $709,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 3.0 years.

Restricted Stock

Under the terms of the 2022 Recognition and Retention Plan, the Company contributed sufficient funds to the Recognition and Retention Plan Trust for the purchase of 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. At December 31, 2024, 165,772 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.2 million. At December 31, 2023, 189,432 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.5 million. Unallocated shares of restricted stock awards are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. All restricted stock awards granted have been issued with a five-year vesting period.

The following table summarizes restricted stock award activity for the periods indicated.

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards, December 31, 2022	119,336	$13.30
Granted	8,464	11.30
Forfeited	(8,464)	13.30
Vested	(22,168)	13.30
Unvested awards, December 31, 2023	97,168	13.13
Granted	2,000	11.54
Forfeited	(2,000)	13.30
Vested	(23,660)	13.16
Unvested awards, December 31, 2024	73,508	$13.07

Total restricted stock expense, allocated between salaries and employee benefits expense and directors’ fees, was $310,000 and $289,000 for the years ended December 31, 2024 and 2023, respectively. At December 31, 2024, there was $862,000 of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a period of 3.0 years.

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

Fair value measurements of assets and liabilities measured on a recurring basis at December 31, 2024 and 2023 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Available-for-sale securities	$28,712	$-	$28,712	$-

December 31, 2023
Available-for-sale securities	$70,540	$-	$70,540	$-

Fair value measurements of assets and liabilities measured on a nonrecurring basis at December 31, 2024 and 2023 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Loans individually evaluated for credit losses	$314	$-	$-	$314
Foreclosed assets	194	-	-	194
Total	$508	$-	$-	$508
December 31, 2023
Loans individually evaluated for credit losses	$374	$-	$-	$374
Foreclosed assets	60	-	-	60
Total	$434	$-	$-	$434

At December 31, 2024 and 2023, individually evaluated loans with a recorded investment of $452,000 and $547,000, respectively, have been written down to their fair value by a charge to the allowance for loan losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. During the year ended December 31, 2024, the Company incurred net losses of $37,000 to adjust foreclosed assets to fair value and $20,000 in net losses on the sales of foreclosed assets. During the year ended December 31, 2023, the Company incurred net losses of $62,000 to adjust foreclosed assets to fair value and $4,000 in net losses on the sales of foreclosed assets.

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

The estimated fair values of the Company’s financial instruments as of December 31, 2024 and 2023 are as follows:

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$44,295	$44,295	$44,295	$-	$-
Investment securities:
Available-for-sale	28,712	28,712	-	28,712	-
Held-to-maturity	13,447	11,284	-	11,284	-
Loans receivable, net	164,554	161,412	-	-	161,412
Bank-owned life insurance	14,489	14,489	-	14,489	-
Financial Liabilities:
Deposits	185,674	185,087	-	185,087	-
Borrowed funds	9,558	9,069	-	9,069	-

	December 31, 2023
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$19,011	$19,011	$19,011	$-	$-
Investment securities:
Available-for-sale	70,540	70,540	-	70,540	-
Held-to-maturity	13,461	11,227	-	11,227	-
Loans receivable, net	142,796	132,742	-	-	132,742
Bank-owned life insurance	14,026	14,026	-	14,026	-
Financial Liabilities:
Deposits	165,622	164,710	-	164,710	-
Borrowed funds	19,378	18,807	-	18,807	-

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

NOTE 16. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial statements of Catalyst Bancorp, Inc. (parent company only) are shown below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2024	2023
ASSETS
Cash and due from banks	$2,705	$2,525
Investment in bank subsidiary	74,226	72,903
Investment securities available-for-sale, at fair value	3,027	8,856
Other assets	391	354
TOTAL ASSETS	$80,349	$84,638

LIABILITIES
Other liabilities	145	79
TOTAL LIABILITIES	145	79

SHAREHOLDERS' EQUITY
Common stock	43	48
Additional paid-in capital	39,561	45,020
Unallocated common stock held by benefit plans	(5,702)	(6,221)
Retained earnings	49,860	52,949
Accumulated other comprehensive income (loss)	(3,558)	(7,237)
TOTAL SHAREHOLDERS' EQUITY	80,204	84,559
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$80,349	$84,638

CONDENSED STATEMENTS OF INCOME

	Year Ended
	December 31,
(Dollars in thousands)	2024	2023
INTEREST INCOME
Investment securities	$83	$172
Other earning assets	2	-
Total interest income	85	172
NON-INTEREST INCOME
Loss on sales of investment securities	(331)	(92)
NON-INTEREST EXPENSE
Professional fees	131	141
Data processing and communication	34	35
Franchise tax	31	48
Other	84	85
Total non-interest expense	280	309
Income (loss) before income tax expense (benefit)	(526)	(229)
Income tax expense (benefit)	(110)	(48)
Income (loss) before equity in undistributed earnings (loss) of subsidiary	(416)	(181)
Equity in undistributed earnings (loss) of subsidiary	(2,673)	707
NET INCOME (LOSS)	$(3,089)	$526

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(Dollars in thousands)	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(3,089)	$526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed (earnings) loss of subsidiary	2,673	(707)
Investment securities amortization, net	19	19
Loss on sales of investment securities	331	92
Deferred income tax expense (benefit)	(111)	-
(Increase) decrease in other assets	19	38
Increase (decrease) in other liabilities	66	(23)
Net cash used in operating activities	(92)	(55)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on ESOP loan	289	289
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	392	522
Proceeds from sales	5,348	1,896
Net cash provided by (used in) investing activities	6,029	2,707
CASH FLOWS FROM FINANCING ACTIVITIES
Purchase of stock to fund the 2022 Recognition and Retention Plan	-	(415)
Repurchase of common stock	(5,757)	(6,315)
Net cash used in financing activities	(5,757)	(6,730)
NET CHANGE IN CASH AND CASH EQUIVALENTS	180	(4,078)
CASH AND CASH EQUIVALENTS, beginning of period	2,525	6,603
CASH AND CASH EQUIVALENTS, end of period	$2,705	$2,525

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

(a)	During the three months ended June 30, 2024, management identified a deficiency in the Company’s system of internal controls which led to the misstatement described in Note 1 of the consolidated financial statements. After implementing a process to resolve the deficiency and assess its cause and resulting impact on our disclosure controls and procedures, Management and the Audit Committee concluded that the deficiency did not represent a material weakness in the Company’s internal controls over financial reporting since the deficiency was isolated to a unique deposit account that required certain controls that were not required for oversight of any other of the Bank’s deposit accounts at June 30, 2024. Therefore, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures in effect as of the date of the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2024, other than the identified deficiency, were effective as of that date. The control deficiency was remediated in July 2024.

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2024, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms.

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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2024.

(c)	Except for the previously identified deficiency that was remediated in July 2024, there have been no other changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the quarter ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024 (“Proxy Statement”).

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

The Company has adopted a Statement of Policy and Procedures Governing Trading in Shares of Catalyst Bancorp, Inc. (“Insider Trading Policy”) which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and standards of Nasdaq Capital Market. The Insider Trading Policy governs the purchase, sale and/or other disposition of the Company’s common stock by the Company’s directors, executive officers and all other Company and Bank personnel. The Insider Trading Policy can be found as Exhibit 19 to this Current Report on Form 10-K.

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Management Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Equity Compensation Plan Information. The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	370,048	$13.12	324,724
Equity compensation plans not approved by security holders	-	-	-
Total	370,048	$13.12	324,724

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Executive Compensation – Transactions with Related Persons” and “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2024.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 00447)
Consolidated Statements of Financial Condition as of December 31, 2024 and 2023
Consolidated Statements of Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2024 and 2023
Consolidated Statements of Cash Flows for the Years Ended December 31, 2024 and 2023
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Catalyst Bancorp, Inc.	(1)
3.2	Bylaws of Catalyst Bancorp, Inc.	(1)
4.2	Description of Securities	(2)
10.1	Employment Agreement by and among Catalyst Bank and Joseph Zanco*	(3)
10.2	Restricted Executive Benefit Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.3	St. Landry Homestead Federal Savings Bank Supplemental Life Insurance Agreement*	(1)
10.4	Employment Agreement by and among Catalyst Bank and Amanda B. Quebedeaux*	(4)
10.5	Employment Agreement by and among Catalyst Bank and Jacques L. J. Bourque*	(5)
10.6	Employment Agreement by and among Catalyst Bank and Don Ledet*	(6)
10.7	Catalyst Bancorp, Inc. 2022 Stock Option Plan*	(7)
10.8	Catalyst Bancorp, Inc. 2022 Recognition and Retention Plan and Trust Agreement*	(8)
19.0	Insider Trading Policy and Procedures	Filed Herewith
23.0	Consent of Castaing, Hussey& Lolan, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
97.0	Catalyst Bancorp, Inc. Clawback Policy	Filed Herewith
101

The following financial information from Catalyst Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Income, (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

		Filed Herewith
104	Cover Page Interactive Data File (formatted in Inline XBRL and included in Exhibit 101)	Filed Herewith
*	Denotes a management contract or compensatory plan or arrangement.
(1)	Incorporated herein by reference from the like-numbered exhibit number in Company’s Registration Statement on Form S-1, filed with the SEC on March 12, 2021 (File No. 333-254200).
(2)	Incorporated by reference from the like-numbered exhibit in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and filed March 29, 2022 (SEC File No. 001-40893).
(3)	Incorporated by reference from Exhibit 10.1 included in the Company’s Current Report on Form 8-K, dated July 17, 2023 and filed July 21, 2023 (SEC File No. 001-40893).
(4)	Incorporated by reference from Exhibit 10.1 included in the Company’s Current Report on Form 8-K, dated September 13, 2023 and filed September 15, 2023 (SEC File No. 001-40893).
(5)	Incorporated by reference from Exhibit 10.2 included in the Company’s Current Report on Form 8-K, dated September 13, 2023 and filed September 15, 2023 (SEC File No. 001-40893).
(6)	Incorporated by reference from Exhibit 10.1 included in the Company’s Current Report on Form 8-K, dated May 2, 2024 and filed May 2, 2024 (SEC File No. 001-40893).
(7)

Incorporated by reference from Appendix A to the Company’s definitive proxy statement for the Company’s annual meeting of shareholders held on May 17, 2022 filed with the Commission on April 12, 2022 (File No. 001-40893).

(8)

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

CATALYST BANCORP, INC.
Date: March 28, 2025	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph B. Zanco
Joseph B. Zanco	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2025
/s/ Jacques L. J. Bourque
Jacques L. J. Bourque	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2025
/s/ Todd A. Kidder
Todd A. Kidder	Director, Chairman of the Board	March 28, 2025
/s/ Ted D. Bellard
Ted D. Bellard	Director	March 28, 2025
/s/ Kirk E. Kleiser
Kirk E. Kleiser	Director	March 28, 2025
/s/ Frederick L. Lafleur
Frederick L. LaFleur	Director	March 28, 2025
/s/ Craig C. Lebouef
Craig C. LeBouef	Director	March 28, 2025
/s/ Matthew L. Scruggins
Matthew L. Scruggins	Director	March 28, 2025