Form 10-Q
period 2025-03-31
Catalyst Bancorp, Inc.
filed 2025-05-14
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,180,598 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 9, 2025.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Non-interest-bearing cash	$4,128	$4,076
Interest-bearing cash and due from banks	36,190	40,219
Total cash and cash equivalents	40,318	44,295
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $33,754 and $33,215, respectively)	29,840	28,712
Securities held-to-maturity (fair value of $11,611 and $11,284, respectively)	13,445	13,447
Loans receivable, net of unearned income	166,077	167,076
Allowance for credit losses	(2,500)	(2,522)
Loans receivable, net	163,577	164,554
Accrued interest receivable	866	851
Foreclosed assets	77	194
Premises and equipment, net	6,049	6,085
Stock in correspondent banks, at cost	809	1,961
Bank-owned life insurance	14,607	14,489
Other assets	2,060	2,109
TOTAL ASSETS	$271,648	$276,697

LIABILITIES
Deposits
Non-interest-bearing	$26,093	$28,281
Interest-bearing	154,505	157,393
Total deposits	180,598	185,674
Borrowings	9,603	9,558
Other liabilities	856	1,261
TOTAL LIABILITIES	191,057	196,493

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,205,201 and 4,278,150 issued and outstanding at March 31, 2025 and December 31, 2024, respectively	42	43
Additional paid-in capital	38,844	39,561
Unallocated common stock held by benefit plans	(5,649)	(5,702)
Retained earnings	50,446	49,860
Accumulated other comprehensive loss	(3,092)	(3,558)
TOTAL SHAREHOLDERS' EQUITY	80,591	80,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$271,648	$276,697

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
INTEREST INCOME
Loans receivable, including fees	$2,738	$2,214
Investment securities	275	325
Cash and due from banks	341	594
Other earning assets	20	22
Total interest income	3,374	3,155
INTEREST EXPENSE
Deposits	941	769
Borrowings	68	293
Total interest expense	1,009	1,062
Net interest income	2,365	2,093
Provision for credit losses	-	95
Net interest income after provision for credit losses	2,365	1,998
NON-INTEREST INCOME (LOSS)
Service charges on deposit accounts	197	203
Bank-owned life insurance	118	113
Loss on sale of investment securities	-	(5,507)
Other income on foreclosed assets	216	-
Gain on sale of fixed assets	-	11
Other	22	17
Total non-interest income (loss)	553	(5,163)
NON-INTEREST EXPENSE
Salaries and employee benefits	1,245	1,260
Occupancy and equipment	199	196
Data processing and communication	182	794
Professional fees	101	107
Directors’ fees	114	115
ATM and debit card	22	69
Foreclosed assets, net	89	8
Advertising and marketing	39	38
Regulatory fees and assessments	36	23
Franchise and shares tax	13	16
Other	158	165
Total non-interest expense	2,198	2,791
Income (loss) before income tax expense (benefit)	720	(5,956)
Income tax expense (benefit)	134	(1,267)
NET INCOME (LOSS)	$586	$(4,689)

Earnings (loss) per share - basic	$0.16	$(1.15)
Earnings (loss) per share - diluted	0.16	(1.15)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net income (loss)	$586	$(4,689)
Net change in unrealized gains (losses) on available-for-sale securities	589	(897)
Reclassification adjustment for losses included in net income (loss)	-	5,507
Income tax effect	(123)	(968)
Total other comprehensive income	466	3,642
Total comprehensive income (loss)	$1,052	$(1,047)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2025 and 2024
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net income (loss)	-	-	-	(4,689)	-	(4,689)
Other comprehensive income	-	-	-	-	3,642	3,642
ESOP shares released for allocation	-	10	52	-	-	62
Stock compensation expense	-	139	-	-	-	139
Repurchase of common stock	(2)	(2,458)	-	-	-	(2,460)
BALANCE, MARCH 31, 2024	$46	$42,711	$(6,169)	$48,260	$(3,595)	$81,253

BALANCE, DECEMBER 31, 2024	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	586	-	586
Other comprehensive income	-	-	-	-	466	466
ESOP shares released for allocation	-	9	53	-	-	62
Stock compensation expense	-	139	-	-	-	139
Repurchase of common stock	(1)	(865)	-	-	-	(866)
BALANCE, MARCH 31, 2025	$42	$38,844	$(5,649)	$50,446	$(3,092)	$80,591

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$586	$(4,689)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment securities amortization, net	19	56
Stock dividends from correspondent banks	(19)	(21)
Amortization of prepayment penalties on debt restructuring	45	45
Provision for credit losses	-	95
Increase in cash surrender value of bank-owned life insurance	(118)	(113)
Loss on sales of investment securities	-	5,507
Gain on sales of premises and equipment	-	(11)
Stock-based compensation	201	201
Depreciation of premises and equipment	103	101
Net write-downs and losses on the sale of foreclosed assets	88	-
Deferred income tax expense (benefit)	71	(1,264)
(Increase) decrease in other assets	(161)	29
(Decrease) increase in other liabilities	(388)	311
Net cash provided by operating activities	427	247
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	710	1,533
Proceeds from sales	-	42,525
Purchases	(1,266)	-
Net decrease in loans	960	1,153
Proceeds from sale of foreclosed assets	29	-
Purchases of premises and equipment	(66)	(24)
Proceeds from redemption of Federal Home Loan Bank Stock	1,171	-
Proceeds from sale of premises and equipment	-	11
Net cash provided by investing activities	1,538	45,198
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(5,076)	4,015
Net advances from borrowings	-	10,000
Repurchase of common stock	(866)	(2,460)
Net cash (used in) provided by financing activities	(5,942)	11,555
NET CHANGE IN CASH AND CASH EQUIVALENTS	(3,977)	57,000
CASH AND CASH EQUIVALENTS, beginning of period	44,295	19,011
CASH AND CASH EQUIVALENTS, end of period	$40,318	$76,011

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$-	$177

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$1,013	$660
Cash paid for income taxes	-	90

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reported operating segment, which generates income principally from interest on loans and investment securities, as well as from fees charged in connection with various loan and deposit services. The chief operating decision maker (“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of income. The level of disaggregation and amounts of significant segment income and expenses that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of income. Likewise, the measure of segment assets is reported on the accompanying consolidated statements of financial condition as total assets.

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2024. Our accounting policies for allowance for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates and aid in fully understanding and evaluating our reported financial results.

There were no material changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Accounting Standards Updates Issued, but Not Adopted

ASU No. 2023-09. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU add specific requirements for income tax disclosures to improve transparency and decision usefulness. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The Company expects to adopt the amendments in ASU 2023-09 for its annual financial statements for the year ended December 31, 2025. As the update contains only amendments to disclosure requirements, adoption will have no impact to the Company’s consolidated results of operations or financial condition.

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

The following table highlights the primary changes to prior period financial statements presented in this Form 10-Q caused by the correction of the misstated interest expense:

(Dollars in thousands, except per share data)	As Reported	Adjustment	As Revised
Revised Consolidated Statements of Income (Loss) for the Three Months Ended March 31, 2024
Interest expense - Deposits	$754	$15	$769
Total interest expense	1,047	15	1,062
Net interest income	2,108	(15)	2,093
Income tax expense (benefit)	(1,264)	(3)	(1,267)
Net income (loss)	(4,677)	(12)	(4,689)

Revised Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024
Increase in other liabilities	$299	$12	$311

Management performed a review of all similar contracts with deposit customers and verified that the error was isolated to this unique deposit account. Management and the Audit Committee also assessed the error’s impact on internal controls over financial reporting and did not identify any material weaknesses.

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share data)	2025	2024
Numerator
Net income (loss) available to common shareholders	$586	$(4,689)

Denominator
Weighted average common shares outstanding	4,241	4,651
Weighted average unallocated common stock held by benefit plans	(518)	(562)
Weighted average shares - basic	3,723	4,089
Effect of dilutive stock-based awards(1):
Stock options	-	-
Restricted stock	3	-
Weighted average shares - assuming dilution	3,726	4,089

Basic earnings (loss) per common share	$0.16	$(1.15)
Diluted earnings (loss) per common share	0.16	(1.15)
(1)	The computation of diluted earnings (loss) per common share for the three months ended March 31, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 295,822 and 294,830 for the three months ended March 31, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended March 31, 2025 and 2024.

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	March 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$32,051	$76	$(3,796)	$28,331
Municipal obligations	1,703	13	(207)	1,509
Total available-for-sale	$33,754	$89	$(4,003)	$29,840
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,814)	$11,186
Municipal obligations	445	-	(20)	425
Total held-to-maturity	$13,445	$-	$(1,834)	$11,611

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	$18	$(4,327)	$27,202
Municipal obligations	1,704	4	(198)	1,510
Total available-for-sale	$33,215	$22	$(4,525)	$28,712
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(2,140)	$10,860
Municipal obligations	447	-	(23)	424
Total held-to-maturity	$13,447	$-	$(2,163)	$11,284

There were no securities transferred between classifications during the three months ended March 31, 2025 or 2024. There were no sales of investment securities during the three months ended March 31, 2025. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Accrued interest receivable on the Company’s investment securities totaled $150,000 and $142,000 at March 31, 2025 and December 31, 2024, respectively.

Investment securities with a carrying amount of $19.1 million and $15.1 million were pledged to secure public deposits as required or permitted by law at March 31, 2025 and December 31, 2024, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits. At March 31, 2025 and December 31 2024, $25.0 million of the custodial letter of credit was pledged as collateral for pubic deposits.

At March 31, 2025 and December 31, 2024, other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at March 31, 2025:

	March 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	630	643	2,445	2,281
After five through ten years	-	-	10,000	8,568
After ten years	1,073	866	1,000	762
Subtotal	1,703	1,509	13,445	11,611
Mortgage-backed securities	32,051	28,331	-	-
Total	$33,754	$29,840	$13,445	$11,611

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at March 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$2,791	$(47)	$18,103	$(3,749)	$20,894	$(3,796)
Municipal obligations	-	-	866	(207)	866	(207)
Total available-for-sale	$2,791	$(47)	$18,969	$(3,956)	$21,760	$(4,003)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,186	$(1,814)	$11,186	$(1,814)
Municipal obligations	-	-	425	(20)	425	(20)
Total held-to-maturity	$-	$-	$11,611	$(1,834)	$11,611	$(1,834)
Total	$2,791	$(47)	$30,580	$(5,790)	$33,371	$(5,837)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,274	$(90)	$18,135	$(4,237)	$21,409	$(4,327)
Municipal obligations	-	-	878	(198)	878	(198)
Total available-for-sale	$3,274	$(90)	$19,013	$(4,435)	$22,287	$(4,525)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,860	$(2,140)	$10,860	$(2,140)
Municipal obligations	-	-	424	(23)	424	(23)
Total held-to-maturity	$-	$-	$11,284	$(2,163)	$11,284	$(2,163)
Total	$3,274	$(90)	$30,297	$(6,598)	$33,571	$(6,688)

At March 31, 2025 and December 31, 2024, the Company held 40 and 41 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at March 31, 2025 or December 31, 2024.

NOTE 4.  LOANS RECEIVABLE

Loans receivable at March 31, 2025 and December 31, 2024 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Real estate loans
One- to four-family residential	$82,025	$81,097
Commercial real estate	22,103	22,108
Construction and land	32,038	32,941
Multi-family residential	2,530	2,570
Total real estate loans	138,696	138,716
Other loans
Commercial and industrial	25,447	26,439
Consumer	1,934	1,921
Total other loans	27,381	28,360
Total loans	166,077	167,076
Less: Allowance for credit losses	(2,500)	(2,522)
Net loans	$163,577	$164,554

At March 31, 2025 and December 31, 2024, real estate loans totaling $80.5 million and $80.6 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $710,000 and $704,000 at March 31, 2025 and December 31, 2024, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following describes the general risk characteristics of each segment of the loan portfolio disclosed in this note:

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

The following tables outline the changes in the allowance for credit losses for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$60	$(31)	$8	$1,201
Commercial real estate	192	(2)	-	-	190
Construction and land	528	(16)	-	-	512
Multi-family residential	35	-	-	-	35
Commercial and industrial	372	(64)	-	5	313
Consumer	26	21	(22)	1	26
Unallocated	205	18	-	-	223
Total for loans	$2,522	$17	$(53)	$14	$2,500
Unfunded lending commitments(1)	121	(17)	-	-	104
Total	$2,643	$-	$(53)	$14	$2,604
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on loans and reported in aggregate as the provision for credit losses on the income statement.

	For the Three Months Ended March 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$8	$(101)	$21	$1,168
Commercial real estate	213	10	(14)	-	209
Construction and land	283	91	-	-	374
Multi-family residential	50	(6)	-	-	44
Commercial and industrial	302	(65)	-	-	237
Consumer	36	4	(8)	4	36
Total for loans	$2,124	$42	$(123)	$25	$2,068
Unfunded lending commitments	257	53	-	-	310
Total	$2,381	$95	$(123)	$25	$2,378

The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. Under the guidance of Topic 326 of the Accounting Standards Codification (“ASC 326”), the Company groups loans and unfunded lending commitments with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. For each loan pool, the Company uses the remaining life method to calculate its credit loss estimate. Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools under ASC 326. The allowance for credit losses reflects the Company’s estimate of current expected credit losses (“CECL”) over the full life of the financial assets.

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at March 31, 2025 and December 31, 2024.

	March 31, 2025			December 31, 2024
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$68	$1,133	$1,201	$104	$1,060	$1,164
Commercial real estate	-	190	190	-	192	192
Construction and land	33	479	512	35	493	528
Multi-family residential	-	35	35	-	35	35
Commercial and industrial	-	313	313	-	372	372
Consumer	-	26	26	-	26	26
Unallocated	-	223	223	-	205	205
Total	$101	$2,399	$2,500	$139	$2,383	$2,522
Loans
One- to four-family residential	$530	$81,495	$82,025	$589	$80,508	$81,097
Commercial real estate	-	22,103	22,103	-	22,108	22,108
Construction and land	118	31,920	32,038	120	32,821	32,941
Multi-family residential	-	2,530	2,530	-	2,570	2,570
Commercial and industrial	3,289	22,158	25,447	-	26,439	26,439
Consumer	-	1,934	1,934	-	1,921	1,921
Total	$3,937	$162,140	$166,077	$709	$166,367	$167,076

At March 31, 2025 and December 31, 2024, all loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

A summary of current, past due and non-accrual loans as of March 31, 2025 and December 31, 2024 follows:

	As of March 31, 2025
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$3,094	$91	$811	$3,996	$77,322	$707	$82,025
Commercial real estate	37	-	-	37	22,066	-	22,103
Construction and land	-	-	13	13	32,002	23	32,038
Multi-family residential	-	-	-	-	2,530	-	2,530
Commercial and industrial	23	-	-	23	25,424	-	25,447
Consumer	7	-	-	7	1,927	-	1,934
Total	$3,161	$91	$824	$4,076	$161,271	$730	$166,077

	As of December 31, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,926	$64	$767	$3,757	$76,577	$763	$81,097
Commercial real estate	-	-	-	-	22,108	-	22,108
Construction and land	81	-	13	94	32,823	24	32,941
Multi-family residential	-	-	-	-	2,570	-	2,570
Commercial and industrial	1	-	-	1	26,438	-	26,439
Consumer	8	-	-	8	1,913	-	1,921
Total	$3,016	$64	$780	$3,860	$162,429	$787	$167,076

A summary of total non-accrual loans as of March 31, 2025 and December 31, 2024 follows:

	March 31, 2025			December 31, 2024
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,518	$-	$1,518	$1,518	$12	$1,530
Commercial real estate	-	-	-	-	-	-
Construction and land	36	-	36	37	-	37
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,554	$-	$1,554	$1,555	$12	$1,567

The Company was not committed to lend any additional funds on non-accrual loans at March 31, 2025 or December 31, 2024. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At March 31, 2025, loans secured by residential real estate and vacant land for which formal foreclosure proceedings were in process totaled $45,000 and $13,000, respectively. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At March 31, 2025 and December 31, 2024, loans with modifications for borrowers experiencing financial difficulty totaled $563,000 and $583,000, respectively.

During the three months ended March 31, 2025, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at March 31, 2025 or December 31, 2024.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2025. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$729	$3,882	$4,018	$12,091	$2,921	$51,392	$2,135	$2,422	$79,590
Special Mention	-	-	-	-	55	-	-	-	55
Substandard	-	21	13	-	-	2,346	-	-	2,380
Doubtful	-	-	-	-	-	-	-	-	-
Total	$729	$3,903	$4,031	$12,091	$2,976	$53,738	$2,135	$2,422	$82,025
Commercial real estate
Pass	$574	$4,397	$5,047	$1,550	$1,020	$8,622	$50	$199	$21,459
Special Mention	-	-	-	100	318	-	-	-	418
Substandard	-	226	-	-	-	-	-	-	226
Doubtful	-	-	-	-	-	-	-	-	-
Total	$574	$4,623	$5,047	$1,650	$1,338	$8,622	$50	$199	$22,103
Construction and land
Pass	$191	$198	$-	$101	$50	$327	$31,016	$-	$31,883
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	119	36	-	-	155
Doubtful	-	-	-	-	-	-	-	-	-
Total	$191	$198	$-	$101	$169	$363	$31,016	$-	$32,038
Multi-family residential
Pass	$-	$-	$-	$-	$470	$2,060	$-	$-	$2,530
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$470	$2,060	$-	$-	$2,530
Commercial and industrial
Pass	$313	$11,564	$2,749	$208	$342	$513	$6,469	$-	$22,158
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	438	-	869	-	-	1,982	-	3,289
Doubtful	-	-	-	-	-	-	-	-	-
Total	$313	$12,002	$2,749	$1,077	$342	$513	$8,451	$-	$25,447
Consumer
Pass	$452	$389	$359	$206	$263	$265	$-	$-	$1,934
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$452	$389	$359	$206	$263	$265	$-	$-	$1,934
Total
Pass	$2,259	$20,430	$12,173	$14,156	$5,066	$63,179	$39,670	$2,621	$159,554
Special Mention	-	-	-	100	373	-	-	-	473
Substandard	-	685	13	869	119	2,382	1,982	-	6,050
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,259	$21,115	$12,186	$15,125	$5,558	$65,561	$41,652	$2,621	$166,077

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,255	$2,702	$12,205	$3,054	$2,731	$50,193	$2,488	$2,996	$78,624
Special Mention	-	-	-	56	-	-	-	-	56
Substandard	22	21	-	-	24	2,350	-	-	2,417
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,277	$2,723	$12,205	$3,110	$2,755	$52,543	$2,488	$2,996	$81,097
Commercial real estate
Pass	$3,176	$4,691	$1,729	$1,070	$3,236	$5,673	$-	$1,884	$21,459
Special Mention	-	-	102	320	-	-	-	-	422
Substandard	227	-	-	-	-	-	-	-	227
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,403	$4,691	$1,831	$1,390	$3,236	$5,673	$-	$1,884	$22,108
Construction and land
Pass	$1,731	$48	$102	$51	$53	$347	$30,451	$-	$32,783
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	121	13	24	-	-	158
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,731	$48	$102	$172	$66	$371	$30,451	$-	$32,941
Multi-family residential
Pass	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Commercial and industrial
Pass	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Consumer
Pass	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Total
Pass	$18,776	$11,632	$15,417	$5,378	$6,337	$58,828	$40,883	$6,545	$163,796
Special Mention	-	-	102	376	-	-	-	-	478
Substandard	249	21	-	121	37	2,374	-	-	2,802
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,025	$11,653	$15,519	$5,875	$6,374	$61,202	$40,883	$6,545	$167,076

The following table presents gross charge-offs and recoveries for the three months ended March 31, 2025 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$31	$31
Consumer	1	21	-	-	-	-	22
Total	$1	$21	$-	$-	$-	$31	$53
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$8	$8
Commercial and industrial	-	-	5	-	-	-	5
Consumer	-	1	-	-	-	-	1
Total	$-	$1	$5	$-	$-	$8	$14

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

NOTE 5. FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Available-for-sale securities	$29,840	$-	$29,840	$-

December 31, 2024
Available-for-sale securities	$28,712	$-	$28,712	$-

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Loans individually evaluated for credit losses	$293	$-	$-	$293
Foreclosed assets	77	-	-	77
Total	$370	$-	$-	$370
December 31, 2024
Loans individually evaluated for credit losses	$314	$-	$-	$314
Foreclosed assets	194	-	-	194
Total	$508	$-	$-	$508

At March 31, 2025 and December 31, 2024, individually evaluated loans with a recorded investment of $393,000 and $452,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three months ended March 31, 2025 included net losses of $88,000 on the sales of foreclosed assets. During the three months ended March 31, 2024, no impairment losses on foreclosed assets were recognized.

The fair value of foreclosed assets is estimated using third-party appraisals of the asset held less estimated costs to sell and discounts to reflect current conditions. The fair value of collateral-dependent loans individually evaluated for credit losses is estimated using third-party appraisals of the collateral less estimated costs to sell and discounts to reflect current conditions. The fair value of loans individually evaluated for credit losses that are not collateral-dependent is estimated by discounting expected cash flows using discount rates determined with reference to current market rates at which similar loans would be made.

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

The estimated fair values of the Company’s financial instruments as of March 31, 2025 and December 31, 2024 are as follows:

	March 31, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,318	$40,318	$40,318	$-	$-
Investment securities:
Available-for-sale	29,840	29,840	-	29,840	-
Held-to-maturity	13,445	11,611	-	11,611	-
Loans receivable, net	163,577	160,673	-	-	160,673
Bank-owned life insurance	14,607	14,607	-	14,607	-
Financial Liabilities:
Deposits	180,598	180,124	-	180,124	-
Borrowed funds	9,603	9,261	-	9,261	-

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$44,295	$44,295	$44,295	$-	$-
Investment securities:
Available-for-sale	28,712	28,712	-	28,712	-
Held-to-maturity	13,447	11,284	-	11,284	-
Loans receivable, net	164,554	161,412	-	-	161,412
Bank-owned life insurance	14,489	14,489	-	14,489	-
Financial Liabilities:
Deposits	185,674	185,087	-	185,087	-
Borrowed funds	9,558	9,069	-	9,069	-

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

NOTE 6. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at March 31, 2025 and for the three months ended March 31, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

The following is an overview of financial results for the three months ended March 31, 2025:

●	Total assets of $271.6 million at March 31, 2025, down $5.0 million, or 1.8%, from December 31, 2024
●	Loans of $166.1 million at March 31, 2025, down $999,000, or 0.6%, from December 31, 2024
●	Non-performing assets of $1.7 million at March 31, 2025, down $103,000, or 5.6%, from December 31, 2024
●	Investment securities of $43.3 million at March 31, 2025, up $1.1 million, or 2.7%, from December 31, 2024
●	Deposits of $180.6 million at March 31, 2025, down $5.1 million, or 2.7%, from December 31, 2024
●	Borrowings of $9.6 million at March 31, 2025, up $45,000, or 0.5%, from December 31, 2024
●	Total shareholders’ equity of $80.6 million at March 31, 2025, up $387,000, or 0.5%, from December 31, 2024
●	Net interest income of $2.4 million, up $272,000, or 13.0%, and net interest margin of 3.89%, up 77 basis points (“bps”) compared to the three months ended March 31, 2024
●	No loss on sales of investment securities, compared to a loss of $5.5 million for the three months ended March 31, 2024
●	Non-interest expense of $2.2 million, down $593,000, or 21.2%, compared to the three months ended March 31, 2024, which included expenses related to the Company’s upgrade to a new core processing system
●	Net income of $586,000, compared to a net loss of $4.7 million for the three months ended March 31, 2024

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2024. Our accounting policies for allowance for credit losses, investment securities, and income taxes comprise those that management believes involve the most critical estimates to aid in fully understanding and evaluating our reported financial results. These policies require numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

There were no changes from the significant accounting policies or critical accounting estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

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

Comparison of Financial Condition at March 31, 2025 and December 31, 2024

Total Assets.  Total assets decreased $5.0 million, or 1.8%, to $271.6 million at March 31, 2025 from $276.7 million at December 31, 2024. The decrease was primarily due to a decrease in cash as a result of a decline in total public fund deposits.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$82,025	49.4%	$81,097	48.5%	$928	1.1%
Commercial real estate	22,103	13.3	22,108	13.2	(5)	-
Construction and land	32,038	19.3	32,941	19.7	(903)	(2.7)
Multi-family residential	2,530	1.5	2,570	1.5	(40)	(1.6)
Total real estate loans	138,696	83.5	138,716	82.9	(20)	-
Other loans
Commercial and industrial	25,447	15.3	26,439	15.8	(992)	(3.8)
Consumer	1,934	1.2	1,921	1.3	13	0.7
Total other loans	27,381	16.5	28,360	17.1	(979)	(3.5)
Total loans	$166,077	100.0%	$167,076	100.0%	$(999)	(0.6)%

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

(Dollars in thousands)	March 31, 2025	December 31, 2024	Change
Commercial real estate
Retail	$3,723	$4,005	$(282)	(7.0)%
Hospitality	3,342	3,460	(118)	(3.4)
Restaurants	1,070	1,091	(21)	(1.9)
Oilfield services	393	402	(9)	(2.2)
Other non-owner occupied	2,479	2,658	(179)	(6.7)
Other owner occupied	11,096	10,492	604	5.8
Total commercial real estate	$22,103	$22,108	$(5)	-
Construction and land
Multi-family residential	$11,297	$10,031	$1,266	12.6%
Health service facilities	8,626	7,139	1,487	20.8
Hospitality	2,716	2,716	-	-
Retail	6,077	5,106	971	19.0
Other commercial construction and land	1,791	4,364	(2,573)	(59.0)
Consumer residential construction and land	1,531	3,585	(2,054)	(57.3)
Total construction and land	$32,038	$32,941	$(903)	(2.7)
Commercial and industrial
Oilfield services	$8,474	$14,823	$(6,349)	(42.8)%
Industrial equipment	8,285	2,831	5,454	192.7
Professional services	3,119	3,127	(8)	(0.3)
Other commercial and industrial	5,569	5,658	(89)	(1.6)
Total commercial and industrial loans	$25,447	$26,439	$(992)	(3.8)

Allowance for Credit Losses. At both March 31, 2025 and December 31, 2024, the allowance for credit losses on loans totaled $2.5 million, or 1.51% of total loans. The allowance for credit losses on unfunded commitments totaled $104,000, down $17,000 from December 31, 2024. The provision for credit losses was zero and net loan charge-offs were $39,000 for the three months ended March 31, 2025. Net loan charge-offs were primarily related to residential mortgages and overdrawn deposit accounts.

The following table presents the changes in the allowance for credit losses and other related data for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2024
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,522	$2,124	$2,124
Provision for credit losses	17	42	667
Net loan (charge-offs) recoveries:
One- to four-family residential	(23)	(80)	(92)
Commercial real estate	-	(14)	(14)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	5	-	(128)
Consumer	(21)	(4)	(35)
Total net (charge-offs) recoveries	(39)	(98)	(269)
Balance, end of period	$2,500	$2,068	$2,522

Unfunded lending commitments:
Balance, beginning of period	$121	$257	$257
Provision for (reversal of) credit losses on unfunded lending commitments	(17)	53	(136)
Balance, end of period	$104	$310	$121

Total provision for credit losses	$-	$95	$531

Total loans at end of period	$166,077	$143,491	$167,076
Total non-accrual loans at end of period	1,554	1,453	1,567
Total non-performing loans at end of period	1,645	1,482	1,631
Total average loans	166,145	144,428	155,867

Allowance for credit losses on loans as a percent of:
Total loans	1.51%	1.44%	1.51%
Non-accrual loans	160.88	142.33	160.94
Non-performing loans	151.98	139.54	154.63

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.12)%	(0.39)%	(0.11)%
Commercial real estate	-	(0.27)	(0.06)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	0.08	-	(0.56)
Consumer	(4.52)	(0.63)	(1.51)
Total loans	(0.10)	(0.27)	(0.17)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During the three months ended March 31, 2025, the Company downgraded a $3.3 million non-real estate, commercial loan relationship to substandard due to declines in debt service coverage. At March 31, 2025, all loans within the downgraded relationship were current and performing.

	March 31,	December 31,
(Dollars in thousands)	2025	2024
Substandard loans
One- to four-family residential	$2,380	$2,417
Commercial real estate	226	227
Construction and land	155	158
Multi-family residential	-	-
Commercial and industrial	3,289	-
Consumer	-	-
Total non-accruing loans	$6,050	$2,802

Non-accruing loans
One- to four-family residential	$1,518	$1,530
Commercial real estate	-	-
Construction and land	36	37
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,554	1,567
Accruing loans 90 days or more past due
One- to four-family residential	91	64
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	91	64
Total non-performing loans	1,645	1,631
Foreclosed assets	77	194
Total non-performing assets	$1,722	$1,825

Total loans	$166,077	$167,076
Total assets	271,648	276,697

Total non-accruing loans as a percentage of total loans	0.94%	0.94%
Total non-performing loans as a percentage of total loans	0.99	0.98
Total non-performing loans as a percentage of total assets	0.61	0.59
Total non-performing assets as a percentage of total assets	0.63	0.66

Investment Securities.  Total investment securities were $43.3 million at March 31, 2025, up $1.1 million, or 2.7%, compared to $42.2 million at December 31, 2024. Net unrealized losses on securities available-for-sale totaled $3.9 million at March 31, 2025, compared to $4.5 million at December 31, 2024. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2025.

	Contractual Maturity as of March 31, 2025
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,340	$427	$26,284	$32,051
U.S. Government and agency obligations	-	2,000	10,000	1,000	13,000
Municipal obligations	-	1,075	-	1,073	2,148
Total	$-	$8,415	$10,427	$28,357	$47,199

Weighted average yield
Mortgage-backed securities	-%	4.48%	4.51%	2.32%	2.71%
U.S. Government and agency obligations	-	1.00	1.72	1.75	1.61
Municipal obligations	-	3.34	-	1.41	2.37
Total weighted average yield	-	3.50	1.84	2.26	2.39

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	March 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$26,093	14.4%	$28,281	15.2%	$(2,188)	(7.7)%
Interest-bearing demand deposits	42,737	23.7	48,334	26.0	(5,597)	(11.6)
Money market	9,737	5.4	10,729	5.8	(992)	(9.2)
Savings	42,542	23.6	37,639	20.3	4,903	13.0
Certificates of deposit	59,489	32.9	60,691	32.7	(1,202)	(2.0)
Total deposits	$180,598	100.0%	$185,674	100.0%	$(5,076)	(2.7)

The ratio of the Company’s total loans to total deposits was 92.0% and 90.0% as of March 31, 2025 and December 31, 2024, respectively.

The decline in total deposits was largely due to fluctuations in public fund balances. Total public fund deposits amounted to $29.8 million, or 17% of total deposits, at March 31, 2025, compared to $35.6 million, or 19% of total deposits, at December 31, 2024. At March 31, 2025, approximately 80% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $44.3 million at March 31, 2025 and $53.7 million at December 31, 2024. Total uninsured non-public fund deposits were approximately $19.2 million and $22.5 million at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $19.1 million or $25.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Borrowings outstanding at March 31, 2025 and December 31, 2024 consisted of FHLB advances totaling $9.6 million. The small change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $397,000 and $442,000 at March 31, 2025 and December 31, 2024, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $80.6 million, or 29.7% of total assets, at March 31, 2025, up $387,000, or 0.5%, from $80.2 million, or 29.0% of total assets, at December 31, 2024. During the three months ended March 31, 2025, shareholders’ equity increased by the Company’s net income of $586,000 and other comprehensive income of $466,000, which was the result of the change in unrealized losses on available-for-sale investment securities. These increases were partially offset by the Company’s repurchases of its common stock.

The Company repurchased 72,949 shares of its common stock at an average cost per share of $11.86 during the three months ended March 31, 2025. Under the November 2024 Repurchase Plan, 114,201 shares of the Company’s common stock were available for repurchase at March 31, 2025. Since the announcement of our first share repurchase plan on January 26, 2023 and through March 31, 2025, the Company has repurchased a total of 1,084,799 shares of its common stock, or approximately 21% of the common shares originally issued, at an average cost per share of $11.93.

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

	Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$166,145	$2,738	6.68%	$144,428	$2,214	6.17%
Investment securities(2)	46,960	275	2.35	76,628	325	1.71
Other interest-earning assets	33,585	361	4.36	48,779	616	5.08
Total interest-earning assets	246,690	3,374	5.54	269,835	3,155	4.70
Non-interest-earning assets	21,542			16,873
Total assets	$268,232			$286,708
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	94,133	483	2.08	89,109	332	1.50
Certificates of deposit	55,846	458	3.32	57,092	437	3.08
Total interest-bearing deposits	149,979	941	2.54	146,201	769	2.12
Borrowings	9,573	68	2.85	27,991	293	4.21
Total interest-bearing liabilities	159,552	1,009	2.56	174,192	1,062	2.45
Non-interest-bearing liabilities	28,254			29,849
Total liabilities	187,806			204,041
Shareholders' equity	80,426			82,667
Total liabilities and shareholders' equity	$268,232			$286,708
Net interest-earning assets	$87,138			$95,643
Net interest income; average interest rate spread		$2,365	2.98%		$2,093	2.25%
Net interest margin(3)			3.89			3.12
Average interest-earning assets to average interest-bearing liabilities			154.61			154.91
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/ losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended
	March 31, 2025 vs 2024
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$174	$350	$524
Investment securities	99	(149)	(50)
Other interest-earning assets	(82)	(173)	(255)
Total interest income	191	28	219
Interest expense:
Demand deposits, money market and savings accounts	132	19	151
Certificates of deposit	30	(9)	21
Total deposits	162	10	172
Borrowings	(113)	(112)	(225)
Total interest expense	49	(102)	(53)
Increase in net interest income	$142	$130	$272

Comparison of Results of Operations for the Three Months Ended March 31, 2025 and 2024.

General. For the three months ended March 31, 2025, the Company reported net income of $586,000, compared to a net loss of $4.7 million for the three months ended March 31, 2024. Net interest income was up $272,000, or 13.0%, for the three months ended March 31, 2025, compared to the same period in 2024. The provision for credit losses was zero for the three months ended March 31, 2025, compared to $95,000 for the same period in 2024. Non-interest income was $553,000 for the three months ended March 31, 2025, compared to a net loss of $5.2 million for the same period in 2024. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Non-interest expense for the three months ended March 31, 2025 was down $593,000, or 21.2%, compared to the same period in 2024, primarily due to expenses incurred during the 2024 period related to the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $219,000, or 6.9%, to $3.4 million for the three months ended March 31, 2025, compared to the same period in 2024. Interest income on loans was up $524,000 for the three months ended March 31, 2025, compared to the same period in 2024. This increase was partially offset by decreases in interest income on investment securities and cash and due from banks of $50,000 and $253,000, respectively, for the three months ended March 31, 2025, compared to the same period in 2024.

The average loan yield was 6.68% for the three months ended March 31, 2025, up from 6.17% for the same period in 2024. Average loans were $166.1 million for the three months ended March 31, 2025, up $21.7 million, or 15.0%, compared to the same period in 2024. At March 31, 2025, approximately 51% of our total loans have adjustable rates and approximately 51% of total loans are scheduled to re-price or mature during the next 12 months.

The decrease in interest income on investment securities was primarily due to the decrease in the average balance of total investment securities as a result of the sales executed during the three months ended March 31, 2024. The average rate earned on our investment securities portfolio was 2.35% for the three months ended March 31, 2025, up 64 basis points compared to the same period 2024 primarily due to investment securities purchased after March 31, 2024.

Interest income on other interest-earning assets, consisting primarily of interest-earning cash and deposits at other financial institutions, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned.  The average rate earned on other interest-earning assets was 4.36% for the three months ended March 31, 2025, down 72 basis points compared to the same period in 2024.

Interest Expense. Total interest expense decreased $53,000, or 5.0%, to $1.0 million for the three months ended March 31, 2025, compared to $1.1 million for the same period in 2024. Interest expense on deposits was $941,000 during the three months ended March 31, 2025, up $172,000, or 22.4%, compared to the same period in 2024. The average rate paid on interest-bearing deposits was 2.54% during the three months ended March 31, 2025, up 42 basis points compared to the same period in 2024. Interest expense on borrowings decreased by $225,000 during the three months ended March 31, 2025 compared to the same period in 2024 mainly due to the payoff of an advance under the Bank Term Funding Program (“BTFP”) during the fourth quarter of 2024.

Net Interest Income. Net interest income was $2.4 million for the three months ended March 31, 2025, up $272,000, or 13.0%, compared to the same period in 2024. Our interest rate spread was 2.98% and 2.25% for the three months ended March 31, 2025 and 2024, respectively. Our net interest margin was 3.89% and 3.12% for the three months ended March 31, 2025 and 2024, respectively. The increase in net interest margin and net interest income over the comparable periods was largely the result of loan growth during the last nine months of 2024.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the three months ended March 31, 2025, compared to $95,000 for the same period in 2024. In 2024, the provision for credit losses was largely attributable to growth in total construction loan commitments.

Non-interest Income. Non-interest income for the three months ended March 31, 2025 totaled $553,000, up $5.7 million compared to the same period in 2024. Non-interest income for the three months ended March 31, 2025 included insurance proceeds of $216,000 for fire and flood damages related to foreclosed properties. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Non-interest Expense.  Non-interest expense totaled $2.2 million for the three months ended March 31, 2025, down $593,000, or 21.2%, compared to the three months ended March 31, 2024. During the three months ended March 31, 2024, the Company upgraded to a new core processing system and incurred $560,000 of data conversion and other associated expenses.

Data processing and communication expense totaled $182,000 for the three months ended March 31, 2025, down $612,000, or 77.1%, compared to the same period in 2024. Data processing and communication expense for the 2024 period included $550,000 of data conversion and other associated expenses due to the Company’s upgrade to a new core processing system.

ATM and debit card expense totaled $22,000 for the three months ended March 31, 2025, down $47,000, or 68.1%, compared to the same period in 2024 largely due to reductions in processing costs following the Company’s upgrade to a new core processing system.

Foreclosed assets expense totaled $89,000 for the three months ended March 31, 2025, up $81,000 compared to the same period in 2024. Foreclosed assets expense for the three months ended March 31, 2025 included net losses of $88,000 on the sale of foreclosed properties.

Income Tax Expense.  The Company reported income tax expense of $134,000 for the three months ended March 31, 2025 compared to an income tax benefit of $1.3 million for the three months ended March 31, 2024. The change in income taxes over the comparable prior period was largely due to the loss on sales of investment securities in 2024.

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

At March 31, 2025, our borrowed funds consisted of FHLB advances with a total net carrying value of $9.6 million. The table below summarizes our unused and available liquidity sources as of March 31, 2025.

(Dollars in thousands)	3/31/2025
Advances from the FHLB of Dallas	$45,645
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	16,525
Total unused and available liquidity	$79,970

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $25.0 million custodial letter of credit outstanding from the FHLB as of March 31, 2025, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At March 31, 2025, the Company used $25.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the three months ended March 31, 2025 included:

●	$5.1 million net outflow due to a decrease in deposits
●	$1.3 million in outflows due to purchases of investment securities
●	$1.2 million in proceeds from the redemption of Federal Home Loan Bank Stock
●	$960,000 net inflow due to a decrease in total loans
●	$867,000 in outflows for the repurchase of the Company’s common stock
●	$710,000 in proceeds from maturities and paydowns of investment securities

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2025.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at March 31, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$354	$354	$-	$-	$-
Undisbursed portion of construction loans in process	9,106	3,459	5,647	-	-
Unused lines of credit	18,565	15,290	2,300	-	975
Unused overdraft privilege amounts	1,170	-	-	-	1,170
Letters of credit	17	17	-	-	-
Total commitments	$29,212	$19,120	$7,947	$-	$2,145

The following table summarizes our contractual cash obligations at March 31, 2025.

		Payments Due By Period
(Dollars in thousands)	Total at March 31, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$59,489	$53,131	$5,703	$655	$-
Borrowings	10,000	3,000	3,000	4,000	-
Total term debt	$69,489	$56,131	$8,703	$4,655	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended March 31, 2025 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 31, 2025	25,589	$11.63	25,589	161,561
February 28, 2025	27,000	11.72	27,000	134,561
March 31, 2025	20,360	11.73	20,360	114,201
Total	72,949	$11.69	72,949

On November 25, 2024, the Company announced that its Board of Directors approved the Company’s fifth share repurchase plan (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, the Company may purchase up to 215,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock. Following the repurchases of common stock made during the three months ended March 31, 2025, 114,201 shares were still available for repurchase under the November 2024 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

The Company has adopted a Statement of Policy and Procedures Governing Trading in Shares of Catalyst Bancorp, Inc. (“Insider Trading Policy”) which is reasonably designed to promote compliance with insider trading laws, rules and regulations, and standards of Nasdaq Capital Market. The Insider Trading Policy governs the purchase, sale and/or other disposition of the Company’s common stock by the Company’s directors, executive officers and all other Company and Bank personnel. An addition was made to the Insider Trading Policy on April 23, 2025, to clarify its applicability to the timing of the award of equity rights in securities of the Company, including but not limited to common stock, restricted stock, or stock options, to executives of the Company as compensation.  The amended Insider Trading Policy can be found as Exhibit 19 to this Current Report on Form 10-Q.

During the fiscal quarter ended March 31, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

19.0	Insider Trading Policy and Procedures

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BANCORP, INC.

Date: May 14, 2025	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 14, 2025	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)