Form 10-Q
period 2025-06-30
Catalyst Bancorp, Inc.
filed 2025-08-13
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,138,765 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 8, 2025.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Non-interest-bearing cash	$4,024	$4,076
Interest-bearing cash and due from banks	36,032	40,219
Total cash and cash equivalents	40,056	44,295
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $32,929 and $33,215, respectively)	29,294	28,712
Securities held-to-maturity (fair value of $13,293 and $11,284, respectively)	14,948	13,447
Loans receivable, net of unearned income	167,569	167,076
Allowance for credit losses	(2,431)	(2,522)
Loans receivable, net	165,138	164,554
Accrued interest receivable	883	851
Foreclosed assets	80	194
Premises and equipment, net	5,977	6,085
Stock in correspondent banks, at cost	825	1,961
Bank-owned life insurance	14,726	14,489
Other assets	1,858	2,109
TOTAL ASSETS	$273,785	$276,697

LIABILITIES
Deposits
Non-interest-bearing	$31,155	$28,281
Interest-bearing	151,056	157,393
Total deposits	182,211	185,674
Borrowings	9,647	9,558
Other liabilities	1,128	1,261
TOTAL LIABILITIES	192,986	196,493

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,142,816 and 4,278,150 issued and outstanding at June 30, 2025 and December 31, 2024, respectively	41	43
Additional paid-in capital	38,259	39,561
Unallocated common stock held by benefit plans	(5,596)	(5,702)
Retained earnings	50,967	49,860
Accumulated other comprehensive loss	(2,872)	(3,558)
TOTAL SHAREHOLDERS' EQUITY	80,799	80,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$273,785	$276,697

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
INTEREST INCOME
Loans receivable, including fees	$2,792	$2,383	$5,530	$4,597
Investment securities	294	210	569	535
Cash and due from banks	353	912	694	1,506
Other earning assets	22	20	42	42
Total interest income	3,461	3,525	6,835	6,680
INTEREST EXPENSE
Deposits	925	771	1,866	1,540
Borrowings	68	306	136	599
Total interest expense	993	1,077	2,002	2,139
Net interest income	2,468	2,448	4,833	4,541
Provision for credit losses	-	99	-	194
Net interest income after provision for credit losses	2,468	2,349	4,833	4,347
NON-INTEREST INCOME (LOSS)
Service charges on deposit accounts	202	194	399	397
Bank-owned life insurance	119	113	237	226
Loss on sale of investment securities	-	-	-	(5,507)
Other income on foreclosed assets	-	-	216	-
(Loss) gain on sale of fixed assets	-	(5)	-	6
Other	23	64	45	81
Total non-interest income (loss)	344	366	897	(4,797)
NON-INTEREST EXPENSE
Salaries and employee benefits	1,262	1,143	2,507	2,403
Occupancy and equipment	208	183	407	379
Data processing and communication	176	138	358	932
Professional fees	114	117	215	224
Directors’ fees	117	114	231	229
ATM and debit card	29	31	51	100
Foreclosed assets, net	18	26	107	34
Advertising and marketing	20	43	59	81
Regulatory fees and assessments	33	46	68	69
Franchise and shares tax	14	15	27	31
Other	187	212	346	377
Total non-interest expense	2,178	2,068	4,376	4,859
Income (loss) before income tax expense (benefit)	634	647	1,354	(5,309)
Income tax expense (benefit)	113	120	247	(1,147)
NET INCOME (LOSS)	$521	$527	$1,107	$(4,162)

Earnings (loss) per share - basic	$0.14	$0.13	$0.30	$(1.03)
Earnings (loss) per share - diluted	0.14	0.13	0.30	(1.03)

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income (loss)	$521	$527	$1,107	$(4,162)
Net change in unrealized gains (losses) on available-for-sale securities	279	(28)	868	(925)
Reclassification adjustment for losses included in net income (loss)	-	-	-	5,507
Income tax effect	(59)	6	(182)	(962)
Total other comprehensive income (loss)	220	(22)	686	3,620
Total comprehensive income (loss)	$741	$505	$1,793	$(542)

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2025 and 2024
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, MARCH 31, 2024	$46	$42,711	$(6,169)	$48,260	$(3,595)	$81,253
Net income	-	-	-	527	-	527
Other comprehensive loss	-	-	-	-	(22)	(22)
ESOP shares released for allocation	-	9	53	-	-	62
Stock compensation expense	-	141	-	-	-	141
Repurchase of common stock	(1)	(947)	-	-	-	(948)
BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013

BALANCE, MARCH 31, 2025	$42	$38,844	$(5,649)	$50,446	$(3,092)	$80,591
Net income	-	-	-	521	-	521
Other comprehensive income	-	-	-	-	220	220
ESOP shares released for allocation	-	9	53	-	-	62
Stock compensation expense	-	147	-	-	-	147
Repurchase of common stock	(1)	(741)	-	-	-	(742)
BALANCE, JUNE 30, 2025	$41	$38,259	$(5,596)	$50,967	$(2,872)	$80,799

	Six Months Ended June 30, 2025 and 2024
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net income (loss)	-	-	-	(4,162)	-	(4,162)
Other comprehensive income	-	-	-	-	3,620	3,620
ESOP shares released for allocation	-	19	105	-	-	124
Stock compensation expense	-	280	-	-	-	280
Repurchase of common stock	(3)	(3,405)	-	-	-	(3,408)
BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013

BALANCE, DECEMBER 31, 2024	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	1,107	-	1,107
Other comprehensive income	-	-	-	-	686	686
ESOP shares released for allocation	-	18	106	-	-	124
Stock compensation expense	-	286	-	-	-	286
Repurchase of common stock	(2)	(1,606)	-	-	-	(1,608)
BALANCE, JUNE 30, 2025	$41	$38,259	$(5,596)	$50,967	$(2,872)	$80,799

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,107	$(4,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment securities amortization, net	41	84
Stock dividends from correspondent banks	(36)	(41)
Amortization of prepayment penalties on debt restructuring	90	90
Provision for credit losses	-	194
Increase in cash surrender value of bank-owned life insurance	(237)	(226)
Loss on sales of investment securities	-	5,507
Gain on disposals and sales of premises and equipment	-	(6)
Stock-based compensation	410	404
Depreciation of premises and equipment	208	202
Net write-downs and losses on the sale of foreclosed assets	102	18
Deferred income tax expense (benefit)	157	(1,144)
(Increase) decrease in other assets	(121)	34
(Decrease) increase in other liabilities	(143)	686
Net cash provided by operating activities	1,578	1,640
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	1,517	2,130
Proceeds from sales	-	42,525
Purchases	(1,266)	(2,895)
Activity in held-to-maturity securities:
Purchases	(1,506)	-
Net increase in loans	(591)	(8,660)
Proceeds from sale of foreclosed assets	29	114
Purchases of premises and equipment	(100)	(250)
Proceeds from redemption of Federal Home Loan Bank Stock	1,171	-
Proceeds from sale of premises and equipment	-	12
Net cash (used in) provided by investing activities	(746)	32,976
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(3,463)	14,443
Net advances from the Federal Home Loan Bank of Dallas	-	793
Net advances from the Federal Reserve Bank of Atlanta	-	10,000
Repurchase of common stock	(1,608)	(3,408)
Net cash (used in) provided by financing activities	(5,071)	21,828
NET CHANGE IN CASH AND CASH EQUIVALENTS	(4,239)	56,444
CASH AND CASH EQUIVALENTS, beginning of period	44,295	19,011
CASH AND CASH EQUIVALENTS, end of period	$40,056	$75,455

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$17	$177

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$1,969	$1,466
Cash paid for income taxes	39	200

The accompanying Notes are an integral part of these consolidated financial statements.

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

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income (loss) available to common shareholders	$521	$527	$1,107	$(4,162)

Denominator
Weighted average common shares outstanding	4,173	4,520	4,207	4,586
Weighted average unallocated common stock held by benefit plans	(512)	(557)	(515)	(560)
Weighted average shares - basic	3,661	3,963	3,692	4,026
Effect of dilutive stock-based awards(1):
Stock options	-	-	-	-
Restricted stock	10	7	6	-
Weighted average shares - assuming dilution	3,671	3,970	3,698	4,026

Basic earnings (loss) per common share	$0.14	$0.13	$0.30	$(1.03)
Diluted earnings (loss) per common share	0.14	0.13	0.30	(1.03)
(1)	The computation of diluted earnings (loss) per common share for the six months ended June 30, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 307,747 and 294,540 for the three months ended June 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 6,032 for the three months ended June 30, 2025, and were excluded from the calculation of diluted earnings per share. There were no potentially dilutive common shares attributable to restricted stock that were anti-dilutive for the three months ended June 30, 2024.

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 301,817 and 294,685 for the six months ended June 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 3,033 and 643 for the six months ended June 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share.

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,228	$100	$(3,556)	$27,772
Municipal obligations	1,701	18	(197)	1,522
Total available-for-sale	$32,929	$118	$(3,753)	$29,294
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,683)	$11,317
Municipal obligations	1,948	43	(15)	1,976
Total held-to-maturity	$14,948	$43	$(1,698)	$13,293

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	$18	$(4,327)	$27,202
Municipal obligations	1,704	4	(198)	1,510
Total available-for-sale	$33,215	$22	$(4,525)	$28,712
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(2,140)	$10,860
Municipal obligations	447	-	(23)	424
Total held-to-maturity	$13,447	$-	$(2,163)	$11,284

There were no securities transferred between classifications during the six months ended June 30, 2025 or 2024. There were no sales of investment securities during the six months ended June 30, 2025. During the six months ended June 30, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Accrued interest receivable on the Company’s investment securities totaled $158,000 and $142,000 at June 30, 2025 and December 31, 2024, respectively.

Investment securities with a carrying amount of $25.8 million and $15.1 million were pledged to secure public deposits as required or permitted by law at June 30, 2025 and December 31, 2024, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits. At June 30, 2025 and December 31 2024, $25.0 million of the custodial letter of credit was pledged as collateral for public deposits.

At June 30, 2025 and December 31, 2024, other than securities issued by U.S. Government agencies or U.S. Government sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at June 30, 2025:

	June 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	631	649	5,442	4,955
After five through ten years	-	-	9,506	8,338
After ten years	1,070	873	-	-
Subtotal	1,701	1,522	14,948	13,293
Mortgage-backed securities	31,228	27,772	-	-
Total	$32,929	$29,294	$14,948	$13,293

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at June 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$2,730	$(29)	$17,749	$(3,527)	$20,479	$(3,556)
Municipal obligations	-	-	873	(197)	873	(197)
Total available-for-sale	$2,730	$(29)	$18,622	$(3,724)	$21,352	$(3,753)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,317	$(1,683)	$11,317	$(1,683)
Municipal obligations	-	-	427	(15)	427	(15)
Total held-to-maturity	$-	$-	$11,744	$(1,698)	$11,744	$(1,698)
Total	$2,730	$(29)	$30,366	$(5,422)	$33,096	$(5,451)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,274	$(90)	$18,135	$(4,237)	$21,409	$(4,327)
Municipal obligations	-	-	878	(198)	878	(198)
Total available-for-sale	$3,274	$(90)	$19,013	$(4,435)	$22,287	$(4,525)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,860	$(2,140)	$10,860	$(2,140)
Municipal obligations	-	-	424	(23)	424	(23)
Total held-to-maturity	$-	$-	$11,284	$(2,163)	$11,284	$(2,163)
Total	$3,274	$(90)	$30,297	$(6,598)	$33,571	$(6,688)

At June 30, 2025 and December 31, 2024, the Company held 40 and 41 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of government-sponsored mortgage-backed securities and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at June 30, 2025 or December 31, 2024.

NOTE 4.  LOANS RECEIVABLE

Loans receivable at June 30, 2025 and December 31, 2024 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Real estate loans
One- to four-family residential	$80,195	$81,097
Commercial real estate	33,976	22,108
Construction and land	20,650	32,941
Multi-family residential	5,432	2,570
Total real estate loans	140,253	138,716
Other loans
Commercial and industrial	25,035	26,439
Consumer	2,281	1,921
Total other loans	27,316	28,360
Total loans	167,569	167,076
Less: Allowance for credit losses	(2,431)	(2,522)
Net loans	$165,138	$164,554

At June 30, 2025 and December 31, 2024, real estate loans totaling $85.7 million and $80.6 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $714,000 and $704,000 at June 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

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

The following tables outline the changes in the allowance for credit losses for the six months ended June 30, 2025 and 2024.

	For the Six Months Ended June 30, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$73	$(85)	$21	$1,173
Commercial real estate	192	113	-	-	305
Construction and land	528	(192)	-	-	336
Multi-family residential	35	38	-	-	73
Commercial and industrial	372	(69)	-	6	309
Consumer	26	27	(31)	8	30
Unallocated	205	-	-	-	205
Total for loans	$2,522	$(10)	$(116)	$35	$2,431
Unfunded lending commitments(1)	121	10	-	-	131
Total	$2,643	$-	$(116)	$35	$2,562
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on loans and reported in aggregate as the provision for credit losses on the income statement.

	For the Six Months Ended June 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$50	$(127)	$35	$1,198
Commercial real estate	213	34	(28)	-	219
Construction and land	283	97	-	-	380
Multi-family residential	50	(7)	-	-	43
Commercial and industrial	302	43	-	-	345
Consumer	36	10	(25)	9	30
Total for loans	$2,124	$227	$(180)	$44	$2,215
Unfunded lending commitments	257	(33)	-	-	224
Total	$2,381	$194	$(180)	$44	$2,439

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

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at June 30, 2025 and December 31, 2024.

	June 30, 2025			December 31, 2024
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$62	$1,111	$1,173	$104	$1,060	$1,164
Commercial real estate	-	305	305	-	192	192
Construction and land	28	308	336	35	493	528
Multi-family residential	-	73	73	-	35	35
Commercial and industrial	-	309	309	-	372	372
Consumer	-	30	30	-	26	26
Unallocated	-	205	205	-	205	205
Total	$90	$2,341	$2,431	$139	$2,383	$2,522
Loans
One- to four-family residential	$519	$79,676	$80,195	$589	$80,508	$81,097
Commercial real estate	-	33,976	33,976	-	22,108	22,108
Construction and land	114	20,536	20,650	120	32,821	32,941
Multi-family residential	-	5,432	5,432	-	2,570	2,570
Commercial and industrial	3,096	21,939	25,035	-	26,439	26,439
Consumer	-	2,281	2,281	-	1,921	1,921
Total	$3,729	$163,840	$167,569	$709	$166,367	$167,076

At June 30, 2025 and December 31, 2024, all loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

A summary of current, past due and non-accrual loans as of June 30, 2025 and December 31, 2024 follows:

	As of June 30, 2025
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$3,304	$215	$780	$4,299	$75,243	$653	$80,195
Commercial real estate	345	-	-	345	33,631	-	33,976
Construction and land	18	-	-	18	20,610	22	20,650
Multi-family residential	-	-	-	-	5,432	-	5,432
Commercial and industrial	135	-	-	135	24,900	-	25,035
Consumer	9	-	-	9	2,272	-	2,281
Total	$3,811	$215	$780	$4,806	$162,088	$675	$167,569

	As of December 31, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,926	$64	$767	$3,757	$76,577	$763	$81,097
Commercial real estate	-	-	-	-	22,108	-	22,108
Construction and land	81	-	13	94	32,823	24	32,941
Multi-family residential	-	-	-	-	2,570	-	2,570
Commercial and industrial	1	-	-	1	26,438	-	26,439
Consumer	8	-	-	8	1,913	-	1,921
Total	$3,016	$64	$780	$3,860	$162,429	$787	$167,076

A summary of total non-accrual loans as of June 30, 2025 and December 31, 2024 follows:

	June 30, 2025			December 31, 2024
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,387	$46	$1,433	$1,518	$12	$1,530
Commercial real estate	-	-	-	-	-	-
Construction and land	22	-	22	37	-	37
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,409	$46	$1,455	$1,555	$12	$1,567

The Company was not committed to lend any additional funds on non-accrual loans at June 30, 2025 or December 31, 2024. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At June 30, 2025, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $6,000. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At June 30, 2025 and December 31, 2024, loans with modifications for borrowers experiencing financial difficulty totaled $546,000 and $583,000, respectively.

During the six months ended June 30, 2025, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at June 30, 2025 or December 31, 2024.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2025. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,172	$3,807	$3,850	$11,945	$2,546	$48,828	$1,986	$2,416	$77,550
Special Mention	-	-	-	-	55	-	244	-	299
Substandard	-	21	10	-	-	2,315	-	-	2,346
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,172	$3,828	$3,860	$11,945	$2,601	$51,143	$2,230	$2,416	$80,195
Commercial real estate
Pass	$1,203	$4,271	$5,003	$1,484	$853	$8,292	$129	$12,071	$33,306
Special Mention	-	-	-	99	315	-	-	-	414
Substandard	-	221	-	-	-	35	-	-	256
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,203	$4,492	$5,003	$1,583	$1,168	$8,327	$129	$12,071	$33,976
Construction and land
Pass	$303	$197	$-	$100	$50	$336	$19,528	$-	$20,514
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	114	22	-	-	136
Doubtful	-	-	-	-	-	-	-	-	-
Total	$303	$197	$-	$100	$164	$358	$19,528	$-	$20,650
Multi-family residential
Pass	$-	$-	$-	$-	$470	$1,988	$-	$2,974	$5,432
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$470	$1,988	$-	$2,974	$5,432
Commercial and industrial
Pass	$668	$10,938	$2,551	$193	$256	$503	$6,810	$-	$21,919
Special Mention	20	-	-	-	-	-	-	-	20
Substandard	-	415	-	833	-	-	1,848	-	3,096
Doubtful	-	-	-	-	-	-	-	-	-
Total	$688	$11,353	$2,551	$1,026	$256	$503	$8,658	$-	$25,035
Consumer
Pass	$1,019	$311	$314	$185	$222	$230	$-	$-	$2,281
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,019	$311	$314	$185	$222	$230	$-	$-	$2,281
Total
Pass	$5,365	$19,524	$11,718	$13,907	$4,397	$60,177	$28,453	$17,461	$161,002
Special Mention	20	-	-	99	370	-	244	-	733
Substandard	-	657	10	833	114	2,372	1,848	-	5,834
Doubtful	-	-	-	-	-	-	-	-	-
Total	$5,385	$20,181	$11,728	$14,839	$4,881	$62,549	$30,545	$17,461	$167,569

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

The following table presents gross charge-offs and recoveries for the six months ended June 30, 2025 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$85	$85
Consumer	10	21	-	-	-	-	31
Total	$10	$21	$-	$-	$-	$85	$116
Recoveries
One- to four-family residential	$-	$-	$-	$-	$-	$21	$21
Commercial and industrial	-	-	6	-	-	-	6
Consumer	-	5	-	-	-	3	8
Total	$-	$5	$6	$-	$-	$24	$35

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Available-for-sale securities	$29,294	$-	$29,294	$-

December 31, 2024
Available-for-sale securities	$28,712	$-	$28,712	$-

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Loans individually evaluated for credit losses	$292	$-	$-	$292
Foreclosed assets	80	-	-	80
Total	$372	$-	$-	$372
December 31, 2024
Loans individually evaluated for credit losses	$314	$-	$-	$314
Foreclosed assets	194	-	-	194
Total	$508	$-	$-	$508

At June 30, 2025 and December 31, 2024, individually evaluated loans with a recorded investment of $382,000 and $452,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three and six months ended June 30, 2025 included a write-down of $14,000 to adjust foreclosed assets to fair value. Foreclosed asset expense for the three and six months ended June 30, 2024 included a net gain of $2,000 to adjust foreclosed assets to fair value.

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

The estimated fair values of the Company’s financial instruments as of June 30, 2025 and December 31, 2024 are as follows:

	June 30, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$40,056	$40,056	$40,056	$-	$-
Investment securities:
Available-for-sale	29,294	29,294	-	29,294	-
Held-to-maturity	14,948	13,293	-	13,293	-
Loans receivable, net	165,138	162,028	-	-	162,028
Bank-owned life insurance	14,726	14,726	-	14,726	-
Financial Liabilities:
Deposits	182,211	181,763	-	181,763	-
Borrowed funds	9,647	9,379	-	9,379	-

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$44,295	$44,295	$44,295	$-	$-
Investment securities:
Available-for-sale	28,712	28,712	-	28,712	-
Held-to-maturity	13,447	11,284	-	11,284	-
Loans receivable, net	164,554	161,412	-	-	161,412
Bank-owned life insurance	14,489	14,489	-	14,489	-
Financial Liabilities:
Deposits	185,674	185,087	-	185,087	-
Borrowed funds	9,558	9,069	-	9,069	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

The following is an overview of financial results for the three and six months ended June 30, 2025:

●	Total assets of $273.8 million at June 30, 2025, down $2.9 million, or 1.1%, from December 31, 2024
●	Loans of $167.6 million at June 30, 2025, up $493,000, or 0.3%, from December 31, 2024
●	Non-performing assets of $1.8 million at June 30, 2025, down $75,000, or 4.1%, from December 31, 2024
●	Investment securities of $44.2 million at June 30, 2025, up $2.1 million, or 4.9%, from December 31, 2024
●	Deposits of $182.2 million at June 30, 2025, down $3.5 million, or 1.9%, from December 31, 2024
●	Borrowings of $9.6 million at June 30, 2025, up $89,000, or 0.9%, from December 31, 2024
●	Total shareholders’ equity of $80.8 million at June 30, 2025, up $595,000, or 0.7%, from December 31, 2024
●	For the three months ended June 30, 2025, net interest income of $2.5 million, up $20,000, or 0.8%, and net interest margin of 3.98%, up 26 basis points (“bps”) compared to the same period in 2024
●	For the six months ended June 30, 2025, net interest income of $4.8 million, up $292,000, or 6.4%, and net interest margin of 3.93%, up 51 bps compared to the same period in 2024
●	No loss on sales of investment securities in 2025, compared to a loss of $5.5 million for the six months ended June 30, 2024
●	For the three months ended June 30, 2025, non-interest expense of $2.2 million, up $110,000, or 5.3%, compared to the same period in 2024
●	For the six months ended June 30, 2025, non-interest expense of $4.4 million, down $483,000, or 9.9%, compared to the same period in 2024, which included expenses related to the Company’s upgrade to a new core processing system
●	For the three months ended June 30, 2025, net income of $521,000, down $6,000, or 1.1%, compared to the same period in 2024
●	For the six months ended June 30, 2025, net income of $1.1 million, compared to a net loss of $4.2 million for the same period in 2024

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

Comparison of Financial Condition at June 30, 2025 and December 31, 2024

Total Assets.  Total assets decreased $2.9 million, or 1.1%, to $273.8 million at June 30, 2025 from $276.7 million at December 31, 2024. The decrease was primarily due to a decrease in cash as a result of repurchases of the Company’s common stock and a decline in total deposits.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$80,195	47.9%	$81,097	48.5%	$(902)	(1.1)%
Commercial real estate	33,976	20.3	22,108	13.2	11,868	53.7
Construction and land	20,650	12.3	32,941	19.7	(12,291)	(37.3)
Multi-family residential	5,432	3.2	2,570	1.5	2,862	111.4
Total real estate loans	140,253	83.7	138,716	82.9	1,537	1.1
Other loans
Commercial and industrial	25,035	14.9	26,439	15.8	(1,404)	(5.3)
Consumer	2,281	1.4	1,921	1.3	360	18.7
Total other loans	27,316	16.3	28,360	17.1	(1,044)	(3.7)
Total loans	$167,569	100.0%	$167,076	100.0%	$493	0.3%

During the six months ended June 30, 2025, $15.8 million of outstanding construction loans at December 31, 2024 were converted to amortizing real estate loans following the completion of their respective construction projects. Of the total, $2.8 million was classified as multi-family, $2.2 million was classified as one- to four-family residential, and the remaining balance was designated as commercial real estate.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

(Dollars in thousands)	June 30, 2025	December 31, 2024	Change
Commercial real estate
Retail	$9,739	$4,005	$5,734	143%
Hospitality	5,849	3,460	2,389	69
Health service facilities	3,345	393	2,952	751
Restaurants	1,049	1,091	(42)	(4)
Oilfield services	384	402	(18)	(5)
Other non-owner occupied	2,648	2,658	(10)	(0)
Other owner occupied	10,962	10,099	863	9
Total commercial real estate	$33,976	$22,108	$11,868	54
Construction and land
Multi-family residential	$8,997	$10,031	$(1,034)	(10)%
Health service facilities	7,649	7,139	510	7
Hospitality	-	2,716	(2,716)	(100)
Retail	-	5,106	(5,106)	(100)
Other commercial construction and land	1,782	4,364	(2,582)	(59)
Consumer residential construction and land	2,222	3,585	(1,363)	(38)
Total construction and land	$20,650	$32,941	$(12,291)	(37)
Commercial and industrial
Oilfield services	$8,081	$14,823	$(6,742)	(46)%
Industrial equipment	8,453	2,831	5,622	199
Professional services	3,146	3,127	19	1
Other commercial and industrial	5,355	5,658	(303)	(5)
Total commercial and industrial loans	$25,035	$26,439	$(1,404)	(5)

Allowance for Credit Losses. At June 30, 2025, the allowance for credit losses on loans totaled $2.4 million, or 1.45% of total loans, compared to $2.5 million, or 1.51% of total loans at December 31, 2024. The allowance for credit losses on unfunded commitments totaled $131,000, up $10,000 from December 31, 2024. The provision for credit losses was zero and net loan charge-offs were $81,000 for the six months ended June 30, 2025. Net loan charge-offs were primarily related to residential mortgages and overdrawn deposit accounts.

The following table presents the changes in the allowance for credit losses and other related data for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2024
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,522	$2,124	$2,124
Provision for (reversal of) credit losses	(10)	227	667
Net loan (charge-offs) recoveries:
One- to four-family residential	(64)	(92)	(92)
Commercial real estate	-	(28)	(14)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	6	-	(128)
Consumer	(23)	(16)	(35)
Total net charge-offs	(81)	(136)	(269)
Balance, end of period	$2,431	$2,215	$2,522

Unfunded lending commitments:
Balance, beginning of period	$121	$257	$257
Provision for (reversal of) credit losses on unfunded lending commitments	10	(33)	(136)
Balance, end of period	$131	$224	$121

Total provision for credit losses	$-	$194	$531

Total loans at end of period	$167,569	$153,266	$167,076
Total non-accrual loans at end of period	1,455	1,560	1,567
Total non-performing loans at end of period	1,670	1,600	1,631
Total average loans	166,891	147,342	155,867

Allowance for credit losses on loans as a percent of:
Total loans	1.45%	1.45%	1.51%
Non-accrual loans	167.08	141.99	160.94
Non-performing loans	145.57	138.44	154.63

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.16)%	(0.23)%	(0.11)%
Commercial real estate	-	(0.26)	(0.06)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	0.05	-	(0.56)
Consumer	(2.47)	(1.31)	(1.51)
Total loans	(0.10)	(0.19)	(0.17)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During the six months ended June 30, 2025, the Company downgraded a $3.3 million non-real estate, commercial loan relationship to substandard due to declines in debt service coverage. At June 30, 2025, all loans within the downgraded relationship were current and performing.

	June 30,	December 31,
(Dollars in thousands)	2025	2024
Substandard loans
One- to four-family residential	$2,346	$2,417
Commercial real estate	256	227
Construction and land	136	158
Multi-family residential	-	-
Commercial and industrial	3,096	-
Consumer	-	-
Total substandard loans	$5,834	$2,802

Non-accruing loans
One- to four-family residential	$1,433	$1,530
Commercial real estate	-	-
Construction and land	22	37
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,455	1,567
Accruing loans 90 days or more past due
One- to four-family residential	215	64
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	215	64
Total non-performing loans	1,670	1,631
Foreclosed assets	80	194
Total non-performing assets	$1,750	$1,825

Total loans	$167,569	$167,076
Total assets	273,785	276,697

Total non-accruing loans as a percentage of total loans	0.87%	0.94%
Total non-performing loans as a percentage of total loans	1.00	0.98
Total non-performing loans as a percentage of total assets	0.61	0.59
Total non-performing assets as a percentage of total assets	0.64	0.66

Investment Securities.  Total investment securities were $44.2 million at June 30, 2025, up $2.1 million, or 4.9%, compared to $42.2 million at December 31, 2024. Net unrealized losses on securities available-for-sale totaled $3.6 million at June 30, 2025, compared to $4.5 million at December 31, 2024. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2025.

	Contractual Maturity as of June 30, 2025
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,331	$403	$25,494	$31,228
U.S. Government and agency obligations	-	5,000	8,000	-	13,000
Municipal obligations	-	1,073	1,506	1,070	3,649
Total	$-	$11,404	$9,909	$26,564	$47,877

Weighted average yield
Mortgage-backed securities	-%	4.47%	4.55%	2.28%	2.69%
U.S. Government and agency obligations	-	1.24	1.85	-	1.61
Municipal obligations	-	3.35	4.81	1.41	3.38
Total weighted average yield	-	2.95	2.41	2.25	2.45

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	June 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$31,155	17.1%	$28,281	15.2%	$2,874	10.2%
Interest-bearing demand deposits	35,307	19.4	48,334	26.0	(13,027)	(27.0)
Money market	9,437	5.2	10,729	5.8	(1,292)	(12.0)
Savings	51,001	28.0	37,639	20.3	13,362	35.5
Certificates of deposit	55,311	30.3	60,691	32.7	(5,380)	(8.9)
Total deposits	$182,211	100.0%	$185,674	100.0%	$(3,463)	(1.9)

The ratio of the Company’s total loans to total deposits was 92.0% and 90.0% as of June  30, 2025 and December 31, 2024, respectively.

The decline in interest-bearing demand deposits was largely due to fluctuations in public fund balances. Total public fund deposits amounted to $29.0 million, or 16% of total deposits, at June 30, 2025, compared to $35.6 million, or 19% of total deposits, at December 31, 2024. At June 30, 2025, approximately 64% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits, compared to 83% at December 31, 2024.

The increase in savings deposits was primarily attributable to our high-yield savings special. The competitive offering has been successful at attracting new deposits and deepening relationships with existing customers. Certificates of deposit declined primarily due to the scheduled maturity of brokered deposits.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $49.6 million at June 30, 2025 and $53.7 million at December 31, 2024. Total uninsured non-public fund deposits were approximately $25.7 million and $22.5 million at June 30, 2025 and December 31, 2024, respectively. At June 30, 2025, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $25.8 million or $25.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Borrowings outstanding at June 30, 2025 and December 31, 2024 consisted of FHLB advances totaling $9.6 million. The small change in the carrying value of our FHLB advances reflects the amortization of deferred prepayment penalties on $10.0 million in advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $353,000 and $442,000 at June 30, 2025 and December 31, 2024, respectively.

Shareholders’ Equity.  Shareholders’ equity totaled $80.8 million, or 29.5% of total assets, at June 30, 2025, up $595,000, or 0.7%, from $80.2 million, or 29.0% of total assets, at December 31, 2024. During the six months ended June 30, 2025, shareholders’ equity increased by the Company’s net income of $1.1 million and other comprehensive income of $686,000, which was the result of the change in unrealized losses on available-for-sale investment securities. These increases were partially offset by the Company’s repurchases of its common stock.

The Company repurchased 135,334 shares of its common stock at an average cost per share of $11.88 during the six months ended June 30, 2025. Under the November 2024 Repurchase Plan, 51,816 shares of the Company’s common stock were available for repurchase at June 30, 2025. Since the announcement of our first share repurchase plan on January 26, 2023 and through June 30, 2025, the Company has repurchased a total of 1,147,184 shares of its common stock, or approximately 22% of the common shares originally issued, at an average cost per share of $11.92.

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

	Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$167,627	$2,792	6.68%	$150,257	$2,383	6.38%
Investment securities(2)	48,285	294	2.49	44,165	210	1.91
Other interest-earning assets	33,225	375	4.53	70,354	932	5.33
Total interest-earning assets	249,137	3,461	5.58	264,776	3,525	5.35
Non-interest-earning assets	21,651			20,997
Total assets	$270,788			$285,773
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	92,088	466	2.03	87,651	327	1.50
Certificates of deposit	57,018	459	3.23	55,960	444	3.19
Total interest-bearing deposits	149,106	925	2.49	143,611	771	2.16
Borrowings	9,619	68	2.84	29,468	306	4.17
Total interest-bearing liabilities	158,725	993	2.51	173,079	1,077	2.50
Non-interest-bearing liabilities	31,452			31,729
Total liabilities	190,177			204,808
Shareholders' equity	80,611			80,965
Total liabilities and shareholders' equity	$270,788			$285,773
Net interest-earning assets	$90,412			$91,697
Net interest income; average interest rate spread		$2,468	3.07%		$2,448	2.85%
Net interest margin(3)			3.98			3.72
Average interest-earning assets to average interest-bearing liabilities			156.96			152.98
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$166,891	$5,530	6.68%	$147,342	$4,597	6.27%
Investment securities(2)	47,626	569	2.42	60,397	535	1.79
Other interest-earning assets	33,403	736	4.44	59,567	1,548	5.23
Total interest-earning assets	247,920	6,835	5.56	267,306	6,680	5.03
Non-interest-earning assets	21,597			18,934
Total assets	$269,517			$286,240
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	93,105	949	2.06%	88,380	659	1.50%
Certificates of deposit	56,435	917	3.28	56,526	881	3.13
Total interest-bearing deposits	149,540	1,866	2.52	144,906	1,540	2.14
Borrowings	9,596	136	2.84	28,730	599	4.19
Total interest-bearing liabilities	159,136	2,002	2.54	173,636	2,139	2.48
Non-interest-bearing liabilities	29,862			30,788
Total liabilities	188,998			204,424
Shareholders' equity	80,519			81,816
Total liabilities and shareholders' equity	$269,517			$286,240
Net interest-earning assets	$88,784			$93,670
Net interest income; average interest rate spread		$4,833	3.02%		$4,541	2.55%
Net interest margin(3)			3.93			3.42
Average interest-earning assets to average interest-bearing liabilities			155.79			153.95

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

	Three Months Ended			Six Months Ended
	June 30, 2025 vs 2024			June 30, 2025 vs 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$124	$285	$409	$298	$635	$933
Investment securities	64	20	84	162	(128)	34
Other interest-earning assets	(120)	(437)	(557)	(212)	(600)	(812)
Total interest income	68	(132)	(64)	248	(93)	155
Interest expense:
Demand deposits, money market and savings accounts	122	17	139	254	36	290
Certificates of deposit	7	8	15	37	(1)	36
Total deposits	129	25	154	291	35	326
Borrowings	(120)	(118)	(238)	(233)	(230)	(463)
Total interest expense	9	(93)	(84)	58	(195)	(137)
Increase in net interest income	$59	$(39)	$20	$190	$102	$292

Comparison of Results of Operations for the Three Months Ended June 30, 2025 and 2024.

General. For the three months ended June 30, 2025, the Company reported net income of $521,000, compared to net income of $527,000 for the three months ended June 30, 2024. Net interest income was up $20,000, or 0.8%, for the three months ended June 30, 2025, compared to the same period in 2024. The provision for credit losses was zero for the three months ended June 30, 2025, compared to $99,000 for the same period in 2024. Non-interest income was $344,000 for the three months ended June 30, 2025, compared to $366,000 for the same period in 2024. Non-interest expense for the three months ended June 30, 2025 was up $110,000, or 5.3%, compared to the same period in 2024, largely due to increased salaries and employee benefits expense.

Interest Income. Total interest income decreased $64,000, or 1.8%, to $3.5 million for the three months ended June 30, 2025, compared to the same period in 2024. Interest income on loans was up $409,000, or 17.2%, for the three months ended June 30, 2025, compared to the same period in 2024. Interest income on investment securities increased $84,000, or 40.0%, for the three months ended June 30, 2025, compared to the same period in 2024. These increases were offset by a decrease in interest income on cash and due from banks of $559,000, or 61.3%, for the three months ended June 30, 2025, compared to the same period in 2024.

The average loan yield was 6.68% for the three months ended June 30, 2025, up from 6.38% for the same period in 2024. Average loans were $167.6 million for the three months ended June 30, 2025, up $17.4 million, or 11.6%, compared to the same period in 2024. At June 30, 2025, approximately 51% of our total loans have adjustable rates and approximately 45% of total loans are scheduled to re-price or mature during the next 12 months.

The increase in interest income on investment securities was primarily due to an increase in the average rate earned on investment securities as a result of security purchases during 2024 and 2025. The average rate earned on our investment securities portfolio was 2.49% for the three months ended June 30, 2025, up 58 bps compared to the same period in 2024.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in the preceding tables, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned.  The average rate earned on other interest-earning assets was 4.53% for the three months ended June 30, 2025, down 80 bps compared to the same period in 2024.

Interest Expense. Total interest expense decreased $84,000, or 7.8%, to $993,000 for the three months ended June 30, 2025, compared to $1.1 million for the same period in 2024. Interest expense on deposits was $925,000 during the three months ended June 30, 2025, up $154,000, or 20.0%, compared to the same period in 2024. The average rate paid on interest-bearing deposits was 2.49% during the three months ended June 30, 2025, up 33 bps compared to the same period in 2024. Interest expense on borrowings decreased by $238,000, or 77.8%, during the three months ended June 30, 2025 compared to the same period in 2024 mainly due to the payoff of an advance under the Bank Term Funding Program (“BTFP”) during the fourth quarter of 2024.

Net Interest Income. Net interest income was $2.5 million for the three months ended June 30, 2025, up $20,000, or 0.8%, compared to the same period in 2024. Our interest rate spread was 3.07% and 2.85% for the three months ended June 30, 2025 and 2024, respectively. Our net interest margin was 3.98% and 3.72% for the three months ended June 30, 2025 and 2024, respectively. The increase in net interest margin over the comparable periods was largely the result of loan growth during the last nine months of 2024 and the payoff of our BTFP advance.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the three months ended June 30, 2025, compared to $99,000 for the same period in 2024. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the three months ended June 30, 2025 totaled $344,000, down $22,000 compared to the same period in 2024. Non-interest income for the three months ended June 30, 2024 includes $46,000 related to insurance proceeds received due to storm damage.

Non-interest Expense.  Non-interest expense totaled $2.2 million for the three months ended June 30, 2025, up $110,000, or 5.3%, compared to the three months ended June 30, 2024.

Salaries and employee benefits expense totaled $1.3 million for the three months ended June 30, 2025, up $119,000, or 10.4%, compared to the same period in 2024 primarily due to raises issued during the third quarter of 2024 and an increase in bonus expense.

Occupancy and equipment expense totaled $208,000 for the three months ended June 30, 2025, up $25,000 or 13.7%, compared to the same period in 2024 mainly due to new ATMs, computers, and other technology upgrades acquired and placed in service after June 30, 2024.

Data processing and communication expense totaled $176,000 for the three months ended June 30, 2025, up $38,000, or 27.5%, compared to the same period in 2024. Data processing and communication expense for the 2024 period benefited from the reversal of accrued data conversion expenses related to the Company’s upgrade to a new core processing system.

Income Tax Expense.  The Company reported income tax expense of $113,000 for the three months ended June 30, 2025, compared to $120,000 for the three months ended June 30, 2024. The change in income taxes over the comparable prior period was mainly due to the change in taxable earnings over the comparable periods.

Comparison of Results of Operations for the Six Months Ended June 30, 2025 and 2024.

General. For the six months ended June 30, 2025, the Company reported net income of $1.1 million, compared to a net loss of $4.2 million for the six months ended June 30, 2024. Net interest income increased $292,000, or 6.4%, for the six months ended June 30, 2025, compared to the same period in 2024. The provision for credit losses was zero for the six months ended June 30, 2025, compared to $194,000 for the same period in 2024. Non-interest income was $897,000 for the six months ended June 30, 2025, compared to a net loss of $4.8 million for the same period in 2024. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Non-interest expense for the six months ended June 30, 2025 was down $483,000, or 9.9%, compared to the same period in 2024, primarily due to expenses incurred during the 2024 period related to the Company’s upgrade to a new core processing system.

Interest Income. Total interest income increased $155,000, or 2.3%, to $6.8 million for the six months ended June 30, 2025, compared to the same period in 2024. Interest income on loans and investment securities was up $933,000, or 20.3%, and $34,000, or 6.4%, respectively. These increases were partially offset by a decrease in interest income on cash and due from banks of $812,000, or 53.9%.

The average yield on loans was 6.68% for the six months ended June 30, 2025, up from 6.27% for the same period in 2024. Average loans were $166.9 million for the six months ended June 30, 2025, up $19.5 million, or 13.3%, compared to the same period in 2024.

The increase in interest income on investment securities was primarily due to an increase in the average rate earned on our investment securities portfolio for the six months ended June 30, 2025, compared to the same period in 2024. The average rate earned on our investment securities portfolio was 2.42% for the six months ended June 30, 2025, up 63 bps compared to the same period in 2024 primarily due to higher-yielding investment securities purchased during 2024 and 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in the preceding tables, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned. The average rate earned on other interest-earning assets was 4.44% for the six months ended June 30, 2025, down 79 bps compared to the same period in 2024.

Interest Expense. Total interest expense decreased $137,000, or 6.4%, to $2.0 million for the six months ended June 30, 2025, compared to $2.1 million for the same period in 2024. Interest expense on deposits was $1.9 million during the six months ended June 30, 2025, up $326,000, or 21.2%, compared to the same period in 2024. The average rate paid on interest-bearing deposits was 2.52% during the six months ended June 30, 2025, up 38 bps compared to the same period in 2024. Interest expense on borrowings decreased by $463,000, or 77.3%, during the six months ended June 30, 2025, compared to the same period in 2024, mainly due to the payoff of a BTFP advance during the fourth quarter of 2024.

Net Interest Income. Net interest income was $4.8 million for the six months ended June 30, 2025, up $292,000, or 6.4%, compared to the same period in 2024. Our interest rate spread was 3.02% and 2.55% for the six months ended June 30, 2025 and 2024, respectively. Our net interest margin was 3.93% and 3.42% for the six months ended June 30, 2025 and 2024, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of loan growth during the last nine months of 2024 and the payoff of our BTFP advance.

Provision for Credit Losses.  The total provision for credit losses on loans and unfunded commitments was zero for the six months ended June 30, 2025, compared to $194,000 for the same period in 2024. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the six months ended June 30, 2025 totaled $897,000, up $5.7 million compared to the same period in 2024. Non-interest income for the six months ended June 30, 2025 included insurance proceeds of $216,000 for fire and flood damages related to foreclosed properties. During the 2024 period, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Non-interest Expense.  Non-interest expense totaled $4.4 million for the six months ended June 30, 2025, down $483,000, or 9.9%, compared to the same period in 2024. Non-interest expense for the six months ended June 30, 2024 includes $539,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first three months of 2024.

Salaries and employee benefits expense totaled $2.5 million for the six months ended June 30, 2025, up $104,000, or 4.3%, compared to the same period in 2024 primarily due to raises issued during the third quarter of 2024.

Data processing and communication expense totaled $358,000 for the six months ended June 30, 2025, down $574,000, or 61.6%, compared to the same period in 2024. Data processing and communication expense for the 2024 period included $517,000 of data conversion and other associated expenses due to the Company’s upgrade to a new core processing system.

ATM and debit card expense totaled $51,000 for the six months ended June 30, 2025, down $49,000, or 49.0%, compared to the same period in 2024 largely due to reductions in processing costs following the Company’s upgrade to a new core processing system.

Foreclosed assets expense totaled $107,000 for the six months ended June 30, 2025, up $73,000 compared to the same period in 2024. Net write-downs and losses on the sale of foreclosed assets totaled $102,000 for the six months ended June 30, 2025, compared to $18,000 for the same period in 2024.

Income Tax Expense.  The Company reported income tax expense of $247,000 for the six months ended June 30, 2025, compared to an income tax benefit of $1.1 million for the six months ended June 30, 2024. The change in income taxes over the comparable prior period was largely due to the loss on sales of investment securities in 2024.

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

At June 30, 2025, our borrowed funds consisted of FHLB advances with a total net carrying value of $9.6 million. The table below summarizes our unused and available liquidity sources as of June 30, 2025.

(Dollars in thousands)	June 30, 2025
Advances from the FHLB of Dallas	$46,176
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	11,120
Total unused and available liquidity	$75,096

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $25.0 million custodial letter of credit outstanding from the FHLB as of June 30, 2025, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At June 30, 2025, the Company used $25.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the six months ended June 30, 2025 included:

●	$3.5 million net outflow due to a decrease in deposits
●	$2.8 million in outflows due to purchases of investment securities
●	$1.6 million in outflows for the repurchase of the Company’s common stock
●	$1.6 million in net cash provided by operations
●	$1.5 million in proceeds from maturities and paydowns of investment securities
●	$1.2 million in proceeds from the redemption of Federal Home Loan Bank Stock

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2025.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at June 30, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$8,770	$8,770	$-	$-	$-
Undisbursed portion of construction loans in process	8,780	4,953	3,827	-	-
Unused lines of credit	13,370	10,012	2,174	6	1,178
Unused overdraft privilege amounts	1,204	-	-	-	1,204
Letters of credit	-	-	-	-	-
Total commitments	$32,124	$23,735	$6,001	$6	$2,382

The following table summarizes our contractual cash obligations at June 30, 2025.

		Payments Due By Period
(Dollars in thousands)	Total at June 30, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$55,311	$49,078	$5,703	$530	$-
Borrowings	10,000	3,000	3,000	4,000	-
Total term debt	$65,311	$52,078	$8,703	$4,530	$-

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended June 30, 2025 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 30, 2025	24,603	$11.33	24,603	89,598
May 31, 2025	17,846	11.78	17,846	71,752
June 30, 2025	19,936	12.22	19,936	51,816
Total	62,385	$11.74	62,385

On November 25, 2024, the Company announced that its Board of Directors approved the Company’s fifth share repurchase plan (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, the Company may purchase up to 215,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock. Following the repurchases of common stock made during the three months ended June 30, 2025, 51,816 shares were still available for repurchase under the November 2024 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CATALYST BANCORP, INC.

Date: August 13, 2025	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 13, 2025	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)