Form 10-Q
period 2025-09-30
Catalyst Bancorp, Inc.
filed 2025-11-13
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,113,660 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of November 7, 2025.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	September 30,	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Non-interest-bearing cash	$4,515	$4,076
Interest-bearing cash and due from banks	32,756	40,219
Total cash and cash equivalents	37,271	44,295
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $48,206 and $33,215, respectively)	44,853	28,712
Securities held-to-maturity (fair value of $13,464 and $11,284, respectively)	14,945	13,447
Loans receivable, net of unearned income	164,767	167,076
Allowance for credit losses	(2,397)	(2,522)
Loans receivable, net	162,370	164,554
Accrued interest receivable	861	851
Foreclosed assets	76	194
Premises and equipment, net	5,954	6,085
Stock in correspondent banks, at cost	939	1,961
Bank-owned life insurance	14,849	14,489
Other assets	1,716	2,109
TOTAL ASSETS	$283,834	$276,697

LIABILITIES
Deposits
Non-interest-bearing	$27,617	$28,281
Interest-bearing	158,755	157,393
Total deposits	186,372	185,674
Borrowings	14,693	9,558
Other liabilities	1,184	1,261
TOTAL LIABILITIES	202,249	196,493

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,129,604 and 4,278,150 issued and outstanding at September 30, 2025 and December 31, 2024, respectively	41	43
Additional paid-in capital	37,997	39,561
Unallocated common stock held by benefit plans	(5,260)	(5,702)
Retained earnings	51,456	49,860
Accumulated other comprehensive loss	(2,649)	(3,558)
TOTAL SHAREHOLDERS' EQUITY	81,585	80,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$283,834	$276,697

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share data)	2025	2024	2025	2024
INTEREST INCOME
Loans receivable, including fees	$2,816	$2,717	$8,346	$7,314
Investment securities	345	255	914	790
Cash and due from banks	345	678	1,039	2,184
Other earning assets	7	21	49	63
Total interest income	3,513	3,671	10,348	10,351
INTEREST EXPENSE
Deposits	983	830	2,849	2,370
Borrowings	80	309	216	908
Total interest expense	1,063	1,139	3,065	3,278
Net interest income	2,450	2,532	7,283	7,073
Provision for (reversal of) credit losses	(36)	337	(36)	531
Net interest income after provision for (reversal of) credit losses	2,486	2,195	7,319	6,542
NON-INTEREST INCOME (LOSS)
Service charges on deposit accounts	172	200	571	597
Bank-owned life insurance	123	118	360	344
Loss on sale of investment securities	-	-	-	(5,507)
Other income on foreclosed assets	-	-	216	-
Gain (loss) on sale of fixed assets	(1)	-	(1)	6
Federal community development grant	-	280	-	280
Other	21	22	66	103
Total non-interest income (loss)	315	620	1,212	(4,177)
NON-INTEREST EXPENSE
Salaries and employee benefits	1,312	1,200	3,819	3,603
Occupancy and equipment	220	193	627	572
Data processing and communication	179	238	537	1,170
Professional fees	91	151	306	375
Directors’ fees	123	116	354	345
ATM and debit card	24	24	75	124
Foreclosed assets, net	7	33	114	67
Advertising and marketing	35	31	94	112
Regulatory fees and assessments	34	42	102	111
Franchise and shares tax	14	15	41	46
Other	163	217	509	594
Total non-interest expense	2,202	2,260	6,578	7,119
Income (loss) before income tax expense (benefit)	599	555	1,953	(4,754)
Income tax expense (benefit)	110	108	357	(1,039)
NET INCOME (LOSS)	$489	$447	$1,596	$(3,715)

Earnings (loss) per share - basic	$0.13	$0.11	$0.43	$(0.93)
Earnings (loss) per share - diluted	0.13	0.11	0.43	(0.93)

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net income (loss)	$489	$447	$1,596	$(3,715)
Net unrealized gains on available-for-sale securities	282	1,185	1,150	261
Reclassification adjustment for losses included in net income (loss)	-	-	-	5,507
Income tax effect	(59)	(249)	(241)	(1,212)
Total other comprehensive income	223	936	909	4,556
Total comprehensive income	$712	$1,383	$2,505	$841

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended September 30, 2025 and 2024
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, JUNE 30, 2025	$41	$38,259	$(5,596)	$50,967	$(2,872)	$80,799
Net income	-	-	-	489	-	489
Other comprehensive income	-	-	-	-	223	223
ESOP shares released for allocation	-	14	53	-	-	67
2022 Recognition and Retention Plan shares released for allocation, including excise tax benefit	-	(277)	283	-	-	6
Stock compensation expense	-	172	-	-	-	172
Repurchase of common stock	-	(171)	-	-	-	(171)
BALANCE, SEPTEMBER 30, 2025	$41	$37,997	$(5,260)	$51,456	$(2,649)	$81,585

BALANCE, JUNE 30, 2024	$45	$41,914	$(6,116)	$48,787	$(3,617)	$81,013
Net income	-	-	-	447	-	447
Other comprehensive income	-	-	-	-	936	936
ESOP shares released for allocation	-	8	53	-	-	61
2022 Recognition and Retention Plan shares released for allocation	-	(286)	286	-	-	-
Stock compensation expense	-	143	-	-	-	143
Repurchase of common stock	(1)	(932)	-	-	-	(933)
BALANCE, SEPTEMBER 30, 2024	$44	$40,847	$(5,777)	$49,234	$(2,681)	$81,667

	Nine Months Ended September 30, 2025 and 2024
(Dollars in thousands)	Common Stock	Additional Paid-in Capital	Unallocated Common Stock Held by Benefit Plans	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2024	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	1,596	-	1,596
Other comprehensive income	-	-	-	-	909	909
ESOP shares released for allocation	-	32	159	-	-	191
2022 Recognition and Retention Plan shares released for allocation, including excise tax benefit	-	(277)	283	-	-	6
Stock compensation expense	-	458	-	-	-	458
Repurchase of common stock	(2)	(1,777)	-	-	-	(1,779)
BALANCE, SEPTEMBER 30, 2025	$41	$37,997	$(5,260)	$51,456	$(2,649)	$81,585

BALANCE, DECEMBER 31, 2023	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net loss	-	-	-	(3,715)	-	(3,715)
Other comprehensive income	-	-	-	-	4,556	4,556
ESOP shares released for allocation	-	27	158	-	-	185
2022 Recognition and Retention Plan shares released for allocation	-	(286)	286	-	-	-
Stock compensation expense	-	423	-	-	-	423
Repurchase of common stock	(4)	(4,337)	-	-	-	(4,341)
BALANCE, SEPTEMBER 30, 2024	$44	$40,847	$(5,777)	$49,234	$(2,681)	$81,667

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,596	$(3,715)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment securities amortization, net	60	119
Stock dividends from correspondent banks	(41)	(62)
Amortization of prepayment penalties on debt restructuring	135	135
Provision for (reversal of) credit losses	(36)	531
Increase in cash surrender value of bank-owned life insurance	(360)	(344)
Loss on sales of investment securities	-	5,507
Loss (gain) on disposals and sales of premises and equipment	1	(6)
Stock-based compensation	649	608
Depreciation of premises and equipment	315	306
Net write-downs and losses on the sale of foreclosed assets	106	57
Deferred income tax expense (benefit)	248	(1,039)
Increase in other assets	(107)	(215)
Increase (decrease) in other liabilities	(76)	654
Net cash provided by operating activities	2,490	2,536
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	2,485	3,845
Proceeds from sales	-	42,525
Purchases	(17,528)	(7,873)
Activity in held-to-maturity securities:
Purchases	(1,506)	-
Net decrease (increase) in loans	2,209	(21,515)
Proceeds from sale of foreclosed assets	29	114
Purchases of premises and equipment	(185)	(375)
Purchase of Federal Home Loan Bank Stock	(108)	-
Proceeds from redemption of Federal Home Loan Bank Stock	1,171	-
Proceeds from sale of premises and equipment	-	12
Net cash (used in) provided by investing activities	(13,433)	16,733
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in deposits	698	1,814
Borrowings from the Federal Home Loan Bank of Dallas	5,001	793
Repayments of borrowings from Federal Home Loan Bank of Dallas	(1)	(793)
Borrowings from the Federal Reserve Bank of Atlanta	-	43,000
Repayments of borrowings from the Federal Reserve Bank of Atlanta	-	(33,000)
Repurchase of common stock	(1,779)	(4,341)
Net cash provided by financing activities	3,919	7,473
NET CHANGE IN CASH AND CASH EQUIVALENTS	(7,024)	26,742
CASH AND CASH EQUIVALENTS, beginning of period	44,295	19,011
CASH AND CASH EQUIVALENTS, end of period	$37,271	$45,753

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$17	$284

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$2,950	$2,547
Cash paid for income taxes	66	200

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC. AND SUBSIDIARY

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”), formerly known as St. Landry Homestead Federal Savings Bank. The Bank has been in operation in the Acadiana region of south-central Louisiana since 1922 and offers commercial and retail banking products through six full-service locations. The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

As used in this report, unless the context otherwise requires, the terms “we,” “our,” “us,” or the “Company” refer to Catalyst Bancorp, and the term the “Bank” refers to Catalyst Bank, the wholly owned subsidiary of the Company. In addition, unless the context otherwise requires, references to the operations of the Company include the operations of the Bank.

Basis of Presentation

The accompanying unaudited consolidated financial statements of the Company were prepared in accordance with instructions for Form 10-Q and Regulation S-X and do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, comprehensive income, changes in equity and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the results for the interim periods presented have been included. The results of operations for the interim periods presented are not necessarily indicative of the results which may be expected for the entire fiscal year. These statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K.

Certain amounts reported in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no effect on previously reported equity or net income.

Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reported operating segment, which generates income principally from interest on loans and investment securities, as well as from fees charged in connection with various loan and deposit services. The chief operating decision maker (“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of income. The level of disaggregation and amounts of significant segment income and expenses, such as interest income, interest expense, provision for credit losses, salaries and employee benefits expense and other items,  that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of income. Likewise, the measure of segment assets is reported on the accompanying consolidated statements of financial condition as total assets.

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

Out-of-period Adjustment

During the three months ended September 30, 2025, the Company corrected a technical error related to fees charged for the use of foreign ATMs and refunded $30,000 of fees that were applied in error. The Company evaluated the error’s impact on prior periods and determined it was immaterial. The Company also evaluated the impact of recognizing the full correction during the three months ended September 30, 2025, and determined that it was immaterial as well. Therefore, the correction resulted in a corresponding decrease in income from service charges on deposit accounts during the three months ended September 30, 2025.

Recently Adopted Accounting Standards

ASU No. 2023-09. In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments in this ASU require further granularity on the disclosure of income taxes. The guidance in ASU 2023-09 requires that public business entities disclose specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold. In addition, the amendments in ASU 2023-09 require that all entities disclose the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. The ASU also includes other disclosure amendments related to the disaggregation of income tax expense between federal, state and foreign taxes. The Company has adopted the amendments in ASU 2023-09 as of January 1, 2025 and the required annual-only disclosures will be provided in its Annual Report on Form 10-K for the year ended December 31, 2025. There was no impact on the Company’s financial condition or results of operations upon adoption.

Accounting Standards Updates Issued, but Not Adopted

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

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	2025	2024	2025	2024
Numerator
Net income (loss) available to common shareholders	$489	$447	$1,596	$(3,715)

Denominator
Weighted average common shares outstanding	4,138	4,439	4,183	4,537
Weighted average unallocated common stock held by benefit plans	(501)	(546)	(510)	(555)
Weighted average shares - basic	3,637	3,893	3,673	3,982
Effect of dilutive stock-based awards(1):
Stock options	-	-	-	-
Restricted stock	21	12	11	-
Weighted average shares - assuming dilution	3,658	3,905	3,684	3,982

Basic earnings (loss) per common share	$0.13	$0.11	$0.43	$(0.93)
Diluted earnings (loss) per common share	0.13	0.11	0.43	(0.93)
(1)	The computation of diluted earnings (loss) per common share for the nine months ended September 30, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

Diluted earnings per share was computed using the treasury stock method. The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 353,250 and 294,573 for the three months ended September 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 326 for the three months ended September 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share.

The weighted average of potentially dilutive common shares attributable to outstanding stock options that were anti-dilutive totaled 319,150 and 294,647 for the nine months ended September 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share. The weighted average of potentially dilutive common shares attributable to restricted stock that were anti-dilutive totaled 2,120 and 537 for the nine months ended September 30, 2025 and 2024, respectively, and were excluded from the calculation of diluted earnings per share.

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their fair values are as follows:

	September 30, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$46,507	$116	$(3,321)	$43,302
Municipal obligations	1,699	18	(166)	1,551
Total available-for-sale	$48,206	$134	$(3,487)	$44,853
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,547)	$11,453
Municipal obligations	1,945	77	(11)	2,011
Total held-to-maturity	$14,945	$77	$(1,558)	$13,464

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	$18	$(4,327)	$27,202
Municipal obligations	1,704	4	(198)	1,510
Total available-for-sale	$33,215	$22	$(4,525)	$28,712
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(2,140)	$10,860
Municipal obligations	447	-	(23)	424
Total held-to-maturity	$13,447	$-	$(2,163)	$11,284

There were no securities transferred between classifications during the nine months ended September 30, 2025 or 2024. There were no sales of investment securities during the nine months ended September 30, 2025. During the nine months ended September 30, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Accrued interest receivable on the Company’s investment securities totaled $169,000 and $142,000 at September 30, 2025 and December 31, 2024, respectively.

Investment securities with a carrying amount of $25.5 million and $15.1 million were pledged to secure public deposits as required or permitted by law at September 30, 2025 and December 31, 2024, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits. At September 30, 2025 and December 31, 2024, $20.0 million and $25.0 million, respectively, of the custodial letter of credit was pledged as collateral for public deposits.

At September 30, 2025 and December 31, 2024, other than securities issued by U.S. Government agencies or government-sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at September 30, 2025:

	September 30, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	632	650	9,439	8,512
After five through ten years	-	-	5,506	4,952
After ten years	1,067	901	-	-
Subtotal	1,699	1,551	14,945	13,464
Mortgage-backed securities	46,507	43,302	-	-
Total	$48,206	$44,853	$14,945	$13,464

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at September 30, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	September 30, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$15,706	$(63)	$20,158	$(3,258)	$35,864	$(3,321)
Municipal obligations	-	-	901	(166)	901	(166)
Total available-for-sale	$15,706	$(63)	$21,059	$(3,424)	$36,765	$(3,487)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,452	$(1,547)	$11,452	$(1,547)
Municipal obligations	-	-	428	(11)	428	(11)
Total held-to-maturity	$-	$-	$11,880	$(1,558)	$11,880	$(1,558)
Total	$15,706	$(63)	$32,939	$(4,982)	$48,645	$(5,045)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,274	$(90)	$18,135	$(4,237)	$21,409	$(4,327)
Municipal obligations	-	-	878	(198)	878	(198)
Total available-for-sale	$3,274	$(90)	$19,013	$(4,435)	$22,287	$(4,525)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,860	$(2,140)	$10,860	$(2,140)
Municipal obligations	-	-	424	(23)	424	(23)
Total held-to-maturity	$-	$-	$11,284	$(2,163)	$11,284	$(2,163)
Total	$3,274	$(90)	$30,297	$(6,598)	$33,571	$(6,688)

At September 30, 2025 and December 31, 2024, the Company held 48 and 41 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of mortgage-backed securities guaranteed by the government-sponsored enterprises that have a credit rating consistent with the U.S. Government, and debt obligations guaranteed by federal, state and local government entities. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at September 30, 2025 or December 31, 2024.

NOTE 4.  LOANS RECEIVABLE

Loans receivable at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Real estate loans
One- to four-family residential	$78,373	$81,097
Commercial real estate	33,679	22,108
Construction and land	18,850	32,941
Multi-family residential	5,367	2,570
Total real estate loans	136,269	138,716
Other loans
Commercial and industrial	25,665	26,439
Consumer	2,833	1,921
Total other loans	28,498	28,360
Total loans	164,767	167,076
Less: Allowance for credit losses	(2,397)	(2,522)
Net loans	$162,370	$164,554

At September 30, 2025 and December 31, 2024, real estate loans totaling $84.7 million and $80.6 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $687,000 and $704,000 at September 30, 2025 and December 31, 2024, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

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

The following tables outline the changes in the allowance for credit losses for the nine months ended September 30, 2025 and 2024.

	For the Nine Months Ended September 30, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$81	$(113)	$34	$1,166
Commercial real estate	192	110	-	-	302
Construction and land	528	(246)	-	-	282
Multi-family residential	35	37	-	-	72
Commercial and industrial	372	(57)	-	17	332
Consumer	26	33	(40)	19	38
Unallocated	205	-	-	-	205
Total for loans	$2,522	$(42)	$(153)	$70	$2,397
Unfunded lending commitments(1)	121	6	-	-	127
Total	$2,643	$(36)	$(153)	$70	$2,524
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on loans and reported in aggregate as the provision for credit losses on the income statement.

	For the Nine Months Ended September 30, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$62	$(160)	$68	$1,210
Commercial real estate	213	17	(28)	14	216
Construction and land	283	258	-	-	541
Multi-family residential	50	(13)	-	-	37
Commercial and industrial	302	206	(133)	4	379
Consumer	36	27	(43)	11	31
Total for loans	$2,124	$557	$(364)	$97	$2,414
Unfunded lending commitments	257	(26)	-	-	231
Total	$2,381	$531	$(364)	$97	$2,645

The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance. The Company groups loans and unfunded lending commitments with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. For each loan pool, the Company uses the remaining life method to calculate its credit loss estimate. Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools. The allowance for credit losses reflects the Company’s estimate of current expected credit losses (“CECL”) over the full life of the financial assets.

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at September 30, 2025 and December 31, 2024.

	September 30, 2025			December 31, 2024
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$54	$1,112	$1,166	$104	$1,060	$1,164
Commercial real estate	-	302	302	-	192	192
Construction and land	-	282	282	35	493	528
Multi-family residential	-	72	72	-	35	35
Commercial and industrial	-	332	332	-	372	372
Consumer	-	38	38	-	26	26
Unallocated	-	205	205	-	205	205
Total	$54	$2,343	$2,397	$139	$2,383	$2,522
Loans
One- to four-family residential	$508	$77,865	$78,373	$589	$80,508	$81,097
Commercial real estate	-	33,679	33,679	-	22,108	22,108
Construction and land	-	18,850	18,850	120	32,821	32,941
Multi-family residential	-	5,367	5,367	-	2,570	2,570
Commercial and industrial	2,055	23,610	25,665	-	26,439	26,439
Consumer	-	2,833	2,833	-	1,921	1,921
Total	$2,563	$162,204	$164,767	$709	$166,367	$167,076

At September 30, 2025 and December 31, 2024, all loans individually evaluated for credit losses were considered collateral-dependent financial assets under ASC 326. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

A summary of current, past due and non-accrual loans as of September 30, 2025 and December 31, 2024 follows:

	As of September 30, 2025
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,664	$364	$654	$3,682	$73,907	$784	$78,373
Commercial real estate	342	-	-	342	33,337	-	33,679
Construction and land	-	-	-	-	18,829	21	18,850
Multi-family residential	-	-	-	-	5,367	-	5,367
Commercial and industrial	68	-	-	68	25,597	-	25,665
Consumer	6	-	-	6	2,827	-	2,833
Total	$3,080	$364	$654	$4,098	$159,864	$805	$164,767

	As of December 31, 2024
(Dollars in thousands)	Past Due 30-89 Days and Accruing	Past Due Over 90 Days and Accruing	Past Due Over 30 Days and Non-accruing	Total Past Due	Current and Accruing	Current and Non-accruing	Total Loans
One- to four-family residential	$2,926	$64	$767	$3,757	$76,577	$763	$81,097
Commercial real estate	-	-	-	-	22,108	-	22,108
Construction and land	81	-	13	94	32,823	24	32,941
Multi-family residential	-	-	-	-	2,570	-	2,570
Commercial and industrial	1	-	-	1	26,438	-	26,439
Consumer	8	-	-	8	1,913	-	1,921
Total	$3,016	$64	$780	$3,860	$162,429	$787	$167,076

A summary of total non-accrual loans as of September 30, 2025 and December 31, 2024 follows:

	September 30, 2025			December 31, 2024
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total
Non-accrual loans
One- to four-family residential	$1,392	$46	$1,438	$1,518	$12	$1,530
Commercial real estate	-	-	-	-	-	-
Construction and land	21	-	21	37	-	37
Multi-family residential	-	-	-	-	-	-
Commercial and industrial	-	-	-	-	-	-
Consumer	-	-	-	-	-	-
Total	$1,413	$46	$1,459	$1,555	$12	$1,567

The Company was not committed to lend any additional funds on non-accrual loans at September 30, 2025 or December 31, 2024. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At September 30, 2025, the Company had no outstanding loans for which formal foreclosure proceedings were in process. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At September 30, 2025 and December 31, 2024, loans with modifications for borrowers experiencing financial difficulty totaled $658,000 and $583,000, respectively. At September 30, 2025 and December 31, 2024, all loans with modifications for borrowers experiencing financial difficulty were one- to four-family residential loans and totaled less than 1.0% of total one- to four-family residential loans at such dates.

During the nine months ended September 30, 2025, the Company granted one loan modification to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company consolidated the debt of two related borrowers into a new residential mortgage loan totaling $131,000 to extend the maturity date and lower the monthly payment. During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. The loans modified in 2025 and 2024 for borrowers experiencing financial difficulty have performed in accordance with their terms after modification. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at September 30, 2025 or December 31, 2024.

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

The following table presents the Company’s loan portfolio by credit quality classification and origination year as of September 30, 2025. The Company uses the latter of origination or renewal date to classify term loans into vintages.

								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,375	$3,695	$3,762	$11,826	$2,491	$47,219	$2,011	$2,410	$75,789
Special Mention	-	-	-	-	54	-	244	-	298
Substandard	-	21	10	-	-	2,255	-	-	2,286
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,375	$3,716	$3,772	$11,826	$2,545	$49,474	$2,255	$2,410	$78,373
Commercial real estate
Pass	$1,749	$4,187	$4,922	$1,439	$810	$8,041	$82	$11,783	$33,013
Special Mention	-	-	-	98	312	-	-	-	410
Substandard	-	222	-	-	-	34	-	-	256
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,749	$4,409	$4,922	$1,537	$1,122	$8,075	$82	$11,783	$33,679
Construction and land
Pass	$368	$196	$-	$99	$48	$282	$17,725	$-	$18,718
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	111	-	-	-	-	21	-	-	132
Doubtful	-	-	-	-	-	-	-	-	-
Total	$479	$196	$-	$99	$48	$303	$17,725	$-	$18,850
Multi-family residential
Pass	$-	$-	$-	$-	$470	$1,939	$-	$2,958	$5,367
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$470	$1,939	$-	$2,958	$5,367
Commercial and industrial
Pass	$1,877	$10,259	$2,093	$179	$168	$442	$8,573	$-	$23,591
Special Mention	19	-	-	-	-	-	-	-	19
Substandard	867	392	-	796	-	-	-	-	2,055
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,763	$10,651	$2,093	$975	$168	$442	$8,573	$-	$25,665
Consumer
Pass	$1,780	$282	$281	$165	$130	$195	$-	$-	$2,833
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,780	$282	$281	$165	$130	$195	$-	$-	$2,833
Total
Pass	$8,149	$18,619	$11,058	$13,708	$4,117	$58,118	$28,391	$17,151	$159,311
Special Mention	19	-	-	98	366	-	244	-	727
Substandard	978	635	10	796	-	2,310	-	-	4,729
Doubtful	-	-	-	-	-	-	-	-	-
Total	$9,146	$19,254	$11,068	$14,602	$4,483	$60,428	$28,635	$17,151	$164,767

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

The following table presents gross charge-offs for the nine months ended September 30, 2025 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$113	$113
Consumer	19	21	-	-	-	-	40
Total	$19	$21	$-	$-	$-	$113	$153

The following table presents gross charge-offs for the year ended December 31, 2024 by origination year of the related loans. The Company uses the latter of origination or renewal date to classify loans into vintages.

	Loan Origination Year
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Total
Charge-offs
One- to four-family residential	$-	$-	$-	$-	$-	$182	$182
Commercial real estate	-	-	-	-	-	28	28
Commercial and industrial	43	45	45	-	-	-	133
Consumer	43	2	1	1	-	2	49
Total	$86	$47	$46	$1	$-	$212	$392

NOTE 5. BORROWED FUNDS

Borrowed funds and the weighted-average contractual interest rate on borrowings at September 30, 2025 and December 31, 2024 are summarized as follows:

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Dallas	2.05%	$15,000	0.93%	$10,000
Debt modification discount on FHLB Advances		(307)		(442)
Total borrowings		$14,693		$9,558

In December of 2020, the Bank restructured $10.0 million of its long-term borrowings from the FHLB. The debt was restructured to longer maturities at current interest rates. A fee for the restructuring of $1.2 million was treated as a discount on the debt. The deferred fee is amortized into interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at September 30, 2025 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2025	$8,000
2026	-
2027	3,000
2028	4,000
2029	-
Total	$15,000

At September 30, 2025 and December 31, 2024, the Company had $50.9 million and $45.7 million, respectively, in available borrowing capacity with the Federal Home Loan Bank (“FHLB”). Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB. The Company has a $20.0 million custodial letter of credit outstanding from the FHLB as of September 30, 2025, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At September 30, 2025, the Company used $20.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At September 30, 2025 and December 31, 2024, this credit facility was unused.

NOTE 6. FAIR VALUE MEASUREMENTS

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

Fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. A fair value hierarchy is used that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

Fair values of assets and liabilities measured on a recurring basis at September 30, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Securities available-for-sale:
Mortgage-backed securities	$43,302	$-	$43,302	$-
Municipal obligations	1,551	-	1,551	-
Total	$44,853	$-	$44,853	$-

December 31, 2024
Securities available-for-sale:
Mortgage-backed securities	$27,202	$-	$27,202	$-
Municipal obligations	1,510	-	1,510	-
Total	$28,712	$-	$28,712	$-

Fair values of assets and liabilities measured on a nonrecurring basis at September 30, 2025 and December 31, 2024 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Loans individually evaluated for credit losses	$160	$-	$-	$160
Foreclosed assets	76	-	-	76
Total	$236	$-	$-	$236
December 31, 2024
Loans individually evaluated for credit losses	$314	$-	$-	$314
Foreclosed assets	194	-	-	194
Total	$508	$-	$-	$508

At September 30, 2025 and December 31, 2024, individually evaluated loans with a recorded investment of $214,000 and $452,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three and nine months ended September 30, 2025 included write-downs of $4,000 and $18,000, respectively, to adjust foreclosed assets to fair value. Foreclosed asset expense for the three and nine months ended September 30, 2024 included net losses of $39,000 and $37,000, respectively, to adjust foreclosed assets to fair value.

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

The following table shows significant unobservable inputs used in the fair value measurement of Level 3 assets. The weighted average presented in the following table was weighted based on the undiscounted result of the valuation technique.

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discount
September 30, 2025
Loans individually evaluated for credit losses	$160	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	24%
Foreclosed assets	76	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	6%	-	100%	49%

December 31, 2024
Loans individually evaluated for credit losses	$314	Third party appraisals	Market discounts and estimated costs to sell	0%	-	30%	18%
Foreclosed assets	194	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	6%	-	54%	22%

The following methods and assumptions were used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value. The derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Certain financial instruments and all nonfinancial instruments are excluded from the disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company.

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

Non-maturity deposit liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, savings, NOW, money market and checking accounts, is equal to the amount payable on demand at the reporting date. These non-maturity deposit liabilities are classified within Level 1 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments as of September 30, 2025 and December 31, 2024 are as follows:

	September 30, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$37,271	$37,271	$37,271	$-	$-
Investment securities:
Available-for-sale	44,853	44,853	-	44,853	-
Held-to-maturity	14,945	13,464	-	13,464	-
Loans receivable, net	162,370	157,811	-	-	157,811
Bank-owned life insurance	14,849	14,849	-	14,849	-
Financial Liabilities:
Deposits	186,372	186,012	127,300	58,712	-
Borrowed funds	14,693	14,466	-	14,466	-

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$44,295	$44,295	$44,295	$-	$-
Investment securities:
Available-for-sale	28,712	28,712	-	28,712	-
Held-to-maturity	13,447	11,284	-	11,284	-
Loans receivable, net	164,554	161,412	-	-	161,412
Bank-owned life insurance	14,489	14,489	-	14,489	-
Financial Liabilities:
Deposits	185,674	185,087	124,983	60,104	-
Borrowed funds	9,558	9,069	-	9,069	-

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

NOTE 7. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments consist of unfunded commitments to extend credit. These instruments involve, to varying degrees, elements of credit risk in excess of the amounts recognized in the statement of financial position. The contract or notional amounts of these instruments reflect the extent of the Company’s involvement in particular classes of instruments. The following table summarizes the Company’s financial instruments with off-balance-sheet risk as of the dates indicated.

	Contract or Notional Amount at
(Dollars in thousands)	September 30, 2025	December 31, 2024
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$120	$11,979
Undisbursed portion of construction loans in process	10,525	7,635
Unused lines of credit	16,385	15,391
Unused overdraft privilege amounts	1,220	1,167
Letters of credit	-	19
Total	$28,250	$36,191

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2024.

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

The following is an overview of financial results for the three and nine months ended September 30, 2025:

●	Total assets of $283.8 million at September 30, 2025, up $7.1 million, or 2.6%, from December 31, 2024
●	Loans of $164.8 million at September 30, 2025, down $2.3 million, or 1.4%, from December 31, 2024
●	Non-performing assets of $1.9 million at September 30, 2025, up $74,000, or 4.1%, from December 31, 2024
●	Investment securities of $59.8 million at September 30, 2025, up $17.6 million, or 41.8%, from December 31, 2024
●	Deposits of $186.4 million at September 30, 2025, up $698,000, or 0.4%, from December 31, 2024
●	Borrowings of $14.7 million at September 30, 2025, up $5.1 million, or 53.7%, from December 31, 2024
●	Total shareholders’ equity of $81.6 million at September 30, 2025, up $1.4 million, or 1.7%, from December 31, 2024
●	For the three months ended September 30, 2025, net interest income of $2.5 million, down $82,000, or 3.2%, and net interest margin of 3.88%, up two basis points (“bps”) compared to the same period in 2024
●	For the nine months ended September 30, 2025, net interest income of $7.3 million, up $210,000, or 3.0%, and net interest margin of 3.92%, up 36 bps compared to the same period in 2024
●	No loss on sales of investment securities in 2025, compared to a loss of $5.5 million for the nine months ended September 30, 2024
●	For the three months ended September 30, 2025, non-interest expense of $2.2 million, down $58,000, or 2.6%, compared to the same period in 2024
●	For the nine months ended September 30, 2025, non-interest expense of $6.6 million, down $541,000, or 7.6%, compared to the same period in 2024, which included expenses related to the Company’s upgrade to a new core processing system
●	For the three months ended September 30, 2025, net income of $489,000, up $42,000, or 9.4%, compared to the same period in 2024
●	For the nine months ended September 30, 2025, net income of $1.6 million, compared to a net loss of $3.7 million for the same period in 2024

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

Comparison of Financial Condition at September 30, 2025 and December 31, 2024

Total Assets.  Total assets increased by $7.1 million, or 2.6%, to $283.8 million at September 30, 2025 from $276.7 million at December 31, 2024. Total asset growth was primarily due to investments in available-for-sale securities funded by a mix of excess cash and additional borrowings.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$78,373	47.6%	$81,097	48.5%	$(2,724)	(3.4)%
Commercial real estate	33,679	20.4	22,108	13.2	11,571	52.3
Construction and land	18,850	11.4	32,941	19.7	(14,091)	(42.8)
Multi-family residential	5,367	3.3	2,570	1.5	2,797	108.8
Total real estate loans	136,269	82.7	138,716	82.9	(2,447)	(1.8)
Other loans
Commercial and industrial	25,665	15.6	26,439	15.8	(774)	(2.9)
Consumer	2,833	1.7	1,921	1.3	912	47.5
Total other loans	28,498	17.3	28,360	17.1	138	0.5
Total loans	$164,767	100.0%	$167,076	100.0%	$(2,309)	(1.4)%

During the nine months ended September 30, 2025, a $4.6 million multi-family construction loan paid-off and $15.8 million of outstanding construction loans at December 31, 2024 were converted to amortizing real estate loans following the completion of their respective construction projects. Of the total converted construction loans, $2.8 million was classified as multi-family, $2.2 million was classified as one- to four-family residential, and the remaining balance was classified as commercial real estate.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

(Dollars in thousands)	September 30, 2025	December 31, 2024	Change
Commercial real estate
Retail	$9,725	$4,005	$5,720	142.8%
Hospitality	5,742	3,460	2,282	66.0
Health service facilities	3,325	393	2,932	746.1
Restaurants	1,095	1,091	4	0.4
Oilfield services	374	402	(28)	(7.0)
Other non-owner occupied	2,380	2,658	(278)	(10.5)
Other owner occupied	11,038	10,099	939	9.3
Total commercial real estate	$33,679	$22,108	$11,571	52.3
Construction and land
Multi-family residential	$4,692	$10,031	$(5,339)	(53.2)%
Health service facilities	9,695	7,139	2,556	35.8
Hospitality	-	2,716	(2,716)	(100.0)
Retail	-	5,106	(5,106)	(100.0)
Other commercial construction and land	1,772	4,364	(2,592)	(59.4)
Consumer residential construction and land	2,691	3,585	(894)	(24.9)
Total construction and land	$18,850	$32,941	$(14,091)	(42.8)
Commercial and industrial
Oilfield services	$9,532	$14,823	$(5,291)	(35.7)%
Industrial equipment	7,865	2,831	5,034	177.8
Professional services	3,187	3,127	60	1.9
Other commercial and industrial	5,081	5,658	(577)	(10.2)
Total commercial and industrial loans	$25,665	$26,439	$(774)	(2.9)

Allowance for Credit Losses. At September 30, 2025, the allowance for credit losses on loans totaled $2.4 million, or 1.45% of total loans, compared to $2.5 million, or 1.51% of total loans at December 31, 2024. The allowance for credit losses on unfunded commitments totaled $127,000, up $6,000 from December 31, 2024. The Company recorded a reversal of provision for credit losses of $36,000 and net loan charge-offs were $83,000 for the nine months ended September 30, 2025. The reversal of provision for credit losses was largely due to a reduction in expected credit losses on individually evaluated loans and a decline in total loans. Net loan charge-offs were primarily related to residential mortgages and overdrawn deposit accounts.

The following table presents the changes in the allowance for credit losses and other related data for the periods indicated.

	Nine Months Ended September 30,		Year Ended December 31,
(Dollars in thousands)	2025	2024	2024
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,522	$2,124	$2,124
Provision for (reversal of) credit losses	(42)	557	667
Net loan (charge-offs) recoveries:
One- to four-family residential	(79)	(92)	(92)
Commercial real estate	-	(14)	(14)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	17	(129)	(128)
Consumer	(21)	(32)	(35)
Total net charge-offs	(83)	(267)	(269)
Balance, end of period	$2,397	$2,414	$2,522

Unfunded lending commitments:
Balance, beginning of period	$121	$257	$257
Provision for (reversal of) credit losses on unfunded lending commitments	6	(26)	(136)
Balance, end of period	$127	$231	$121

Total provision for (reversal of) credit losses	$(36)	$531	$531

Total loans at end of period	$164,767	$165,882	$167,076
Total non-accrual loans at end of period	1,459	1,423	1,567
Total non-performing loans at end of period	1,823	1,438	1,631
Total average loans	166,938	152,066	155,867

Allowance for credit losses on loans as a percent of:
Total loans	1.45%	1.46%	1.51%
Non-accrual loans	164.29	169.64	160.94
Non-performing loans	131.49	167.87	154.63

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.13)%	(0.15)%	(0.11)%
Commercial real estate	-	(0.08)	(0.06)
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	0.09	(0.80)	(0.56)
Consumer	(1.37)	(1.77)	(1.51)
Total loans	(0.07)	(0.23)	(0.17)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During the nine months ended September 30, 2025, the Company downgraded a $3.3 million non-real estate, commercial loan relationship to substandard due to declines in debt service coverage. At September 30, 2025, all loans within the downgraded relationship were current and performing.

	September 30,	December 31,
(Dollars in thousands)	2025	2024
Substandard loans
One- to four-family residential	$2,286	$2,417
Commercial real estate	256	227
Construction and land	132	158
Multi-family residential	-	-
Commercial and industrial	2,055	-
Consumer	-	-
Total substandard loans	$4,729	$2,802

Non-accruing loans
One- to four-family residential	$1,438	$1,530
Commercial real estate	-	-
Construction and land	21	37
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	1,459	1,567
Accruing loans 90 days or more past due
One- to four-family residential	364	64
Commercial real estate	-	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total accruing loans 90 days or more past due	364	64
Total non-performing loans	1,823	1,631
Foreclosed assets	76	194
Total non-performing assets	$1,899	$1,825

Total loans	$164,767	$167,076
Total assets	283,834	276,697

Total non-accruing loans as a percentage of total loans	0.89%	0.94%
Total non-performing loans as a percentage of total loans	1.11	0.98
Total non-performing loans as a percentage of total assets	0.64	0.59
Total non-performing assets as a percentage of total assets	0.67	0.66

Investment Securities.  Total investment securities were $59.8 million at September 30, 2025, up $17.6 million, or 41.8%, compared to $42.2 million at December 31, 2024. During 2025, the Company purchased $15.1 million of variable-rate and $3.9 million of fixed-rate securities. The weighted average yield of the securities purchased during the nine months ended September 30, 2025 was 5.12% at September 30, 2025.

Net unrealized losses on securities available-for-sale totaled $3.4 million at September 30, 2025, compared to $4.5 million at December 31, 2024. Unrealized losses on available-for-sale securities relate principally to increases in market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that mature during each of the periods indicated and the weighted average yields for each range of maturities at September 30, 2025.

	Contractual Maturity as of September 30, 2025
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,322	$377	$40,808	$46,507
U.S. Government and agency obligations	-	9,000	4,000	-	13,000
Municipal obligations	-	1,071	1,506	1,067	3,644
Total	$-	$15,393	$5,883	$41,875	$63,151

Weighted average yield
Mortgage-backed securities	-%	4.46%	4.56%	3.43%	3.56%
U.S. Government and agency obligations	-	1.24	2.46	-	1.61
Municipal obligations	-	3.35	4.81	1.41	3.39
Total weighted average yield	-	2.50	3.20	3.38	3.15

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	September 30, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$27,617	14.8%	$28,281	15.2%	$(664)	(2.3)%
Interest-bearing demand deposits	35,748	19.2	48,334	26.0	(12,586)	(26.0)
Money market	11,783	6.3	10,729	5.8	1,054	9.8
Savings	52,152	28.0	37,639	20.3	14,513	38.6
Certificates of deposit	59,072	31.7	60,691	32.7	(1,619)	(2.7)
Total deposits	$186,372	100.0%	$185,674	100.0%	$698	0.4

The ratio of the Company’s total loans to total deposits was 88.4% and 90.0% as of September 30, 2025 and December 31, 2024, respectively.

The decline in interest-bearing demand deposits was largely due to fluctuations in public fund balances. Total public fund deposits amounted to $30.5 million, or 16% of total deposits, at September 30, 2025, compared to $35.6 million, or 19% of total deposits, at December 31, 2024. At September 30, 2025, approximately 64% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits, compared to 83% at December 31, 2024. At September 30, 2025, a larger portion of public funds were held in savings accounts and certificates of deposit.

The increase in savings deposits was primarily attributable to our high-yield savings special. The competitive offering has been successful at attracting new deposits and deepening relationships with existing customers. Certificates of deposit declined primarily due to the scheduled maturity of $5.0 million of brokered deposits, which has been partially offset by growth driven by rate specials.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $50.7 million at September 30, 2025 and $53.7 million at December 31, 2024. Total uninsured non-public fund deposits were approximately $25.2 million and $22.5 million at September 30, 2025 and December 31, 2024, respectively. At September 30, 2025, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $25.5 million or $20.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Borrowings outstanding at September 30, 2025 and December 31, 2024 consisted of FHLB advances totaling $14.7 million and $9.6 million. The Company increased borrowings to partially fund the growth in investment securities during the three-months ended September 30, 2025.

Shareholders’ Equity.  Shareholders’ equity totaled $81.6 million, or 28.7% of total assets, at September 30, 2025, up $1.4 million, or 1.7%, from $80.2 million, or 29.0% of total assets, at December 31, 2024. During the nine months ended September 30, 2025, shareholders’ equity increased by the Company’s net income of $1.6 million and other comprehensive income of $909,000, which was the result of the change in unrealized losses on available-for-sale investment securities. These increases were partially offset by the Company’s repurchases of its common stock.

The Company repurchased 148,546 shares of its common stock at an average cost per share of $11.98 during the nine months ended September 30, 2025. Under the November 2024 Repurchase Plan, 38,604 shares of the Company’s common stock were available for repurchase at September 30, 2025. Since the announcement of our first share repurchase plan on January 26, 2023 and through September 30, 2025, the Company has repurchased a total of 1,160,396 shares of its common stock, or approximately 22% of the common shares originally issued, at an average cost per share of $11.94.

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

	Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$167,032	$2,816	6.69%	$161,410	$2,717	6.70%
Investment securities(2)	51,731	345	2.71	48,517	255	2.11
Other interest-earning assets	32,241	352	4.33	51,142	699	5.45
Total interest-earning assets	251,004	3,513	5.56	261,069	3,671	5.60
Non-interest-earning assets	21,983			21,371
Total assets	$272,987			$282,440
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	94,308	529	2.22	85,164	382	1.78
Certificates of deposit	56,113	454	3.21	55,910	448	3.19
Total interest-bearing deposits	150,421	983	2.59	141,074	830	2.34
Borrowings	10,699	80	2.97	29,502	309	4.17
Total interest-bearing liabilities	161,120	1,063	2.62	170,576	1,139	2.66
Non-interest-bearing liabilities	30,731			30,557
Total liabilities	191,851			201,133
Shareholders' equity	81,136			81,307
Total liabilities and shareholders' equity	$272,987			$282,440
Net interest-earning assets	$89,884			$90,493
Net interest income; average interest rate spread		$2,450	2.94%		$2,532	2.94%
Net interest margin(3)			3.88			3.86
Average interest-earning assets to average interest-bearing liabilities			155.79			153.05
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$166,938	$8,346	6.68%	$152,066	$7,314	6.42%
Investment securities(2)	49,010	914	2.52	56,408	790	1.88
Other interest-earning assets	33,011	1,088	4.41	56,738	2,247	5.29
Total interest-earning assets	248,959	10,348	5.56	265,212	10,351	5.22
Non-interest-earning assets	21,727			19,752
Total assets	$270,686			$284,964
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	93,510	1,478	2.11%	87,300	1,040	1.59%
Certificates of deposit	56,327	1,371	3.25	56,319	1,330	3.15
Total interest-bearing deposits	149,837	2,849	2.54	143,619	2,370	2.20
Borrowings	9,968	216	2.89	28,989	908	4.18
Total interest-bearing liabilities	159,805	3,065	2.56	172,608	3,278	2.54
Non-interest-bearing liabilities	30,154			30,711
Total liabilities	189,959			203,319
Shareholders' equity	80,727			81,645
Total liabilities and shareholders' equity	$270,686			$284,964
Net interest-earning assets	$89,154			$92,604
Net interest income; average interest rate spread		$7,283	3.00%		$7,073	2.68%
Net interest margin(3)			3.92			3.56
Average interest-earning assets to average interest-bearing liabilities			155.79			153.65
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Nine Months Ended
	September 30, 2025 vs 2024			September 30, 2025 vs 2024
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$4	$95	$99	$297	$735	$1,032
Investment securities	74	16	90	239	(115)	124
Other interest-earning assets	(124)	(223)	(347)	(333)	(826)	(1,159)
Total interest income	(46)	(112)	(158)	203	(206)	(3)
Interest expense:
Demand deposits, money market and savings accounts	103	44	147	359	79	438
Certificates of deposit	4	2	6	41	-	41
Total deposits	107	46	153	400	79	479
Borrowings	(116)	(113)	(229)	(349)	(343)	(692)
Total interest expense	(9)	(67)	(76)	51	(264)	(213)
Increase (decrease) in net interest income	$(37)	$(45)	$(82)	$152	$58	$210

Comparison of Results of Operations for the Three Months Ended September 30, 2025 and 2024.

General. For the three months ended September 30, 2025, the Company reported net income of $489,000, compared to net income of $447,000 for the three months ended September 30, 2024. Net interest income was down $82,000, or 3.2%, for the three months ended September 30, 2025, compared to the same period in 2024. The Company recorded a reversal of provision for credit losses of $36,000 for the three months ended September 30, 2025, compared to provision for credit losses expense of $337,000 for the same period in 2024. Non-interest income was $315,000 for the three months ended September 30, 2025, compared to $620,000 for the same period in 2024. Non-interest income for the 2024 period included grant income of $280,000 due to a Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund. Non-interest expense for the three months ended September 30, 2025 was down $58,000, or 2.6%, compared to the same period in 2024.

Interest Income. Total interest income decreased $158,000, or 4.3%, to $3.5 million for the three months ended September 30, 2025, compared to the same period in 2024. Interest income on loans and investment securities were up $99,000, or 3.6%, and $90,000, or 35.3%, respectively, for the three months ended September 30, 2025, compared to the same period in 2024. These increases were offset by a decrease in interest income on cash and due from banks of $333,000, or 49.1%, for the three months ended September 30, 2025, compared to the same period in 2024.

The average loan yield was 6.69% for the three months ended September 30, 2025, down from 6.70% for the same period in 2024. Average loans were $167.0 million for the three months ended September 30, 2025, up $5.6 million, or 3.5%, compared to the same period in 2024. At September 30, 2025, approximately 47% of our total loans have adjustable rates and approximately 45% of total loans are scheduled to re-price or mature during the next 12 months.

The increase in interest income on investment securities was primarily due to an increase in the average rate earned on investment securities as a result of security purchases during 2024 and 2025. The average rate earned on our investment securities portfolio was 2.71% for the three months ended September 30, 2025, up 60 bps compared to the same period in 2024.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in the preceding tables, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned.  The average balance and average rate earned on other interest-earning assets were $32.2 million and 4.33%, respectively, for the three months ended September 30, 2025, down $18.9 million, or 37.0%, and 112 bps, respectively, compared to the same period in 2024.

Interest Expense. Total interest expense decreased $76,000, or 6.7%, to $1.1 million for the three months ended September 30, 2025, compared to the same period in 2024. Interest expense on deposits was $983,000 during the three months ended September 30, 2025, up $153,000, or 18.4%, compared to the same period in 2024. The average rate paid on interest-bearing deposits was 2.59% during the three months ended September 30, 2025, up 25 bps compared to the same period in 2024 largely driven by growth in high-yield savings account balances. Interest expense on borrowings decreased by $229,000, or 74.1%, during the three months ended September 30, 2025 compared to the same period in 2024 mainly due to the payoff of an advance under the Bank Term Funding Program (“BTFP”) during the fourth quarter of 2024.

Net Interest Income. Net interest income was $2.5 million for the three months ended September 30, 2025, down $82,000, or 3.2%, compared to the same period in 2024. Our interest rate spread was 2.94% for the three months ended September 30, 2025 and 2024. Our net interest margin was 3.88% and 3.86% for the three months ended September 30, 2025 and 2024, respectively. The increase in net interest margin over the comparable periods was largely the result of growth in loans and investment securities and the payoff of our BTFP advance.

Provision for Credit Losses.  The Company recorded a reversal of provision for credit losses of $36,000 for the three months ended September 30, 2025, compared to provision for credit losses expense of $337,000 for the same period in 2024. The reversal was largely due to a reduction in expected credit losses on individually evaluated loans and a decline in total loans. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the three months ended September 30, 2025 totaled $315,000, down $305,000 compared to the same period in 2024. The Company recognized as income a $280,000 Bank Enterprise Award (“BEA”) Program grant from the CDFI Fund during the three months ended September 30, 2024. During the three months ended September 30, 2025, we corrected an immaterial technical error related to fees charged for the use of foreign ATMs and refunded $30,000 of fees that were applied in error. The refunded fees were the primary reason for the decrease in income from service charges on deposit accounts when comparing the three months ended September 30, 2025 and 2024.

Non-interest Expense.  Non-interest expense totaled $2.2 million for the three months ended September 30, 2025, down $58,000, or 2.6%, compared to the three months ended September 30, 2024.

Salaries and employee benefits expense totaled $1.3 million for the three months ended September 30, 2025, up $112,000, or 9.3%, compared to the same period in 2024 primarily due to raises issued during the third quarter of 2024, an increase in bonus expense, and new grants of share-based compensation issued in June 2025.

Occupancy and equipment expense totaled $220,000 for the three months ended September 30, 2025, up $27,000 or 14.0%, compared to the same period in 2024 mainly due to new ATMs, computers, and other technology upgrades.

Data processing and communication expense totaled $179,000 for the three months ended September 30, 2025, down $59,000, or 24.8%, compared to the same period in 2024. The Company upgraded to a new core processing system in 2024, and we settled our initial billings from the new service provider during the three months ended September 30, 2024, which resulted in an increase in expense for the period. In addition, data processing and communication expense in 2025 benefited from our transition to a new internet provider and a new contract for our loan document management solution.

Professional fees totaled $91,000 for the three months ended September 30, 2025, down $60,000, or 39.7%, compared to the same period in 2024. In 2024, professional fees associated with obtaining the BEA Program grant totaled $42,000 and were expensed during the three months ended September 30, 2024.

Other non-interest expense totaled $163,000 for the three months ended September 30, 2025, down $54,000, or 24.9%, compared to the same period in 2024 primarily due to decreased loan collection expenses and fraud losses during the 2025 period.

Comparison of Results of Operations for the Nine Months Ended September 30, 2025 and 2024.

General. For the nine months ended September 30, 2025, the Company reported net income of $1.6 million, compared to a net loss of $3.7 million for the nine months ended September 30, 2024. Net interest income increased $210,000, or 3.0%, for the nine months ended September 30, 2025, compared to the same period in 2024. The Company recorded a reversal of provision for credit losses of $36,000 for the nine months ended September 30, 2025, compared to provision for credit losses expense of $531,000 for the same period in 2024. Non-interest income was $1.2 million for the nine months ended September 30, 2025, compared to a net loss of $4.2 million for the same period in 2024. During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Non-interest expense for the nine months ended September 30, 2025 was down $541,000, or 7.6%, compared to the same period in 2024, primarily due to expenses incurred during the 2024 period related to the Company’s upgrade to a new core processing system.

Interest Income. Total interest income was $10.3 million and $10.4 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income on loans and investment securities were up $1.0 million, or 14.1%, and $124,000, or 15.7%, respectively. These increases were partially offset by a decrease in interest income on cash and due from banks of $1.1 million, or 52.4%.

The average yield on loans was 6.68% for the nine months ended September 30, 2025, up from 6.42% for the same period in 2024. Average loans were $166.9 million for the nine months ended September 30, 2025, up $14.9 million, or 9.8%, compared to the same period in 2024.

The increase in interest income on investment securities was primarily due to an increase in the average rate earned on our investment securities portfolio for the nine months ended September 30, 2025, compared to the same period in 2024. The average rate earned on our investment securities portfolio was 2.52% for the nine months ended September 30, 2025, up 64 bps compared to the same period in 2024 primarily due to higher-yielding investment securities purchased during 2024 and 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in the preceding tables, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned. The average rate earned on other interest-earning assets was 4.41% for the nine months ended September 30, 2025, down 88 bps compared to the same period in 2024.

Interest Expense. Total interest expense decreased $213,000, or 6.5%, to $3.1 million for the nine months ended September 30, 2025, compared to $3.3 million for the same period in 2024. Interest expense on deposits was $2.8 million during the nine months ended September 30, 2025, up $479,000, or 20.2%, compared to the same period in 2024. The average rate paid on interest-bearing deposits was 2.54% during the nine months ended September 30, 2025, up 34 bps compared to the same period in 2024 largely driven by growth in high-yield savings account balances and an increase in the average rate paid on interest-bearing demand deposits. Interest expense on borrowings decreased by $692,000, or 76.2%, during the nine months ended September 30, 2025, compared to the same period in 2024, mainly due to the payoff of a BTFP advance during the fourth quarter of 2024.

Net Interest Income. Net interest income was $7.3 million for the nine months ended September 30, 2025, up $210,000, or 3.0%, compared to the same period in 2024. Our interest rate spread was 3.00% and 2.68% for the nine months ended September 30, 2025 and 2024, respectively. Our net interest margin was 3.92% and 3.56% for the nine months ended September 30, 2025 and 2024, respectively. The increase in net interest margin and net interest income over the comparable periods was primarily the result of loan growth during the last nine months of 2024 and the payoff of our BTFP advance.

Provision for Credit Losses.  The Company recorded a reversal of provision for credit losses of $36,000 for the nine months ended September 30, 2025, compared to provision for credit losses expense of $531,000 for the same period in 2024. The reversal was largely due to a reduction in expected credit losses on individually evaluated loans and a decline in total loans. In 2024, the provision for credit losses was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income. Non-interest income for the nine months ended September 30, 2025 totaled $1.2 million, up $5.4 million compared to the same period in 2024. Non-interest income for the nine months ended September 30, 2025 included insurance proceeds of $216,000 for fire and flood damages related to foreclosed properties. During the 2024 period, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million and recognized as income a $280,000 Bank Enterprise Award (“BEA”) Program grant from the CDFI Fund.

Non-interest Expense.  Non-interest expense totaled $6.6 million for the nine months ended September 30, 2025, down $541,000, or 7.6%, compared to the same period in 2024. Non-interest expense for the nine months ended September 30, 2024 includes $531,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first three months of 2024.

Salaries and employee benefits expense totaled $3.8 million for the nine months ended September 30, 2025, up $216,000, or 6.0%, compared to the same period in 2024 primarily due to higher salaries and wages, increased bonus expense, and new grants of share based compensation issued in June 2025.

Occupancy and equipment expense totaled $627,000 for the nine months ended September 30, 2025, up $55,000 or 9.6%, compared to the same period in 2024 mainly due to new ATMs, computers, and other technology upgrades.

Data processing and communication expense totaled $537,000 for the nine months ended September 30, 2025, down $633,000, or 54.1%, compared to the same period in 2024. Data processing and communication expense for the 2024 period included $509,000 of data conversion and other associated expenses due to the Company’s upgrade to a new core processing system. In addition to the expense savings related to our new core processing system, data processing and communication expense in 2025 also benefited from our transition to a new internet provider and a new contract for our loan document management solution.

Professional fees totaled $306,000 for the nine months ended September 30, 2025, down $69,000, or 18.4%, compared to the same period in 2024. In 2024, professional fees associated with obtaining the BEA Program grant totaled $42,000 and were expensed during the three months ended September 30, 2024. Lower legal expenses also contributed to lower professional fees during the 2025 period compared to 2024.

ATM and debit card expense totaled $75,000 for the nine months ended September 30, 2025, down $49,000, or 39.5%, compared to the same period in 2024 largely due to reductions in processing costs following the Company’s upgrade to a new core processing system.

Foreclosed assets expense totaled $114,000 for the nine months ended September 30, 2025, up $47,000, or 70.1%, compared to the same period in 2024. Net write-downs and losses on the sale of foreclosed assets totaled $106,000 for the nine months ended September 30, 2025, compared to $57,000 for the same period in 2024.

Other non-interest expense totaled $509,000 for the nine months ended September 30, 2025, down $85,000, or 14.3%, compared to the same period in 2024 primarily due to decreased loan collection expenses and fraud losses during the 2025 period.

Income Tax Expense.  The Company reported income tax expense of $357,000 for the nine months ended September 30, 2025, compared to an income tax benefit of $1.0 million for the nine months ended September 30, 2024. The change in income taxes over the comparable prior period was largely due to the loss on sales of investment securities in 2024.

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

At September 30, 2025, our borrowed funds consisted of FHLB advances with a total net carrying value of $14.7 million. The table below summarizes our unused and available liquidity sources as of September 30, 2025.

(Dollars in thousands)	September 30, 2025
Advances from the FHLB of Dallas	$50,903
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	26,960
Total unused and available liquidity	$95,663

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $20.0 million custodial letter of credit outstanding from the FHLB as of September 30, 2025, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At September 30, 2025, the Company used $20.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The most significant uses and sources of cash flows during the nine months ended September 30, 2025 included:

●	$19.0 million in outflows due to purchases of investment securities
●	$5.0 million in net advances from the FHLB
●	$2.5 million in net cash provided by operations
●	$2.5 million in proceeds from maturities and paydowns of investment securities
●	$2.2 million in proceeds from net decrease in total loans
●	$1.8 million in outflows for the repurchase of the Company’s common stock

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

The following table summarizes our outstanding commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at September 30, 2025.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at September 30, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$120	$120	$-	$-	$-
Undisbursed portion of construction loans in process	10,525	5,218	5,307	-	-
Unused lines of credit	16,385	12,040	2,811	11	1,523
Unused overdraft privilege amounts	1,220	-	-	-	1,220
Letters of credit	-	-	-	-	-
Total commitments	$28,250	$17,378	$8,118	$11	$2,743

The following table summarizes our contractual cash obligations at September 30, 2025.

		Payments Due By Period
(Dollars in thousands)	Total at September 30, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$59,072	$53,158	$5,424	$490	$-
Borrowings	15,000	8,000	3,000	4,000	-
Total term debt	$74,072	$61,158	$8,424	$4,490	$-

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of September 30, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended September 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at September 30, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended September 30, 2025 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 31, 2025	3,140	$12.31	3,140	48,676
August 31, 2025	1,787	12.62	1,787	46,889
September 30, 2025	8,285	12.97	8,285	38,604
Total	13,212	$12.77	13,212

On November 25, 2024, the Company announced that its Board of Directors approved the Company’s fifth share repurchase plan (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, the Company may purchase up to 215,000 shares, or approximately 5%, of the Company’s outstanding shares of common stock. Following the repurchases of common stock made during the three months ended September 30, 2025, 38,604 shares were still available for repurchase under the November 2024 Repurchase Plan. Since October 1, 2025 through November 7, 2025, the Company repurchased 15,944 shares of its common stock at an average price paid per share of $13.43 under the November 2024 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended September 30, 2025, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CATALYST BANCORP, INC.

Date: November 13, 2025	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: November 13, 2025	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)