Form 10-K
period 2025-12-31
Catalyst Bancorp, Inc.
filed 2026-03-31
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting common equity held by non-affiliates of the Registrant, based upon the closing price of $12.39 for the common stock on June 30, 2025, as reported by the Nasdaq Stock Market, was approximately $43.0 million.

Number of shares of Common Stock outstanding as of March 30, 2026: 4,058,297.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Definitive Proxy Statement for the 2026 Annual Meeting of Shareholders are incorporated into Part III, Items 10 through 14.

CATALYST BANCORP, INC.

Form 10-K

For the Year Ended December 31, 2025

i

PART I

Forward-Looking Statements

This Annual Report on Form 10-K contains certain forward-looking statements (as defined in the Securities Exchange Act of 1934 and the regulations thereunder). Forward-looking statements are not historical facts but instead represent only the beliefs, expectations or opinions of Catalyst Bancorp and its management regarding future events, many of which, by their nature, are inherently uncertain. Forward-looking statements may be identified by the use of such words as: “believe”, “expect”, “anticipate”, “intend”, “plan”, “estimate”, or words of similar meaning, or future or conditional terms such as “will”, “would”, “should”, “could”, “may”, “likely”, “probably”, or “possibly.” Forward-looking statements include, but are not limited to, financial projections and estimates and their underlying assumptions; statements regarding plans, objectives and expectations with respect to future operations, products and services; and statements regarding future performance. Such statements are subject to certain risks, uncertainties and assumptions, many of which are difficult to predict and generally are beyond the control of Catalyst Bancorp and its management, that could cause actual results to differ materially from those expressed in, or implied or projected by, forward-looking statements. The following factors, among others, could cause actual results to differ materially from the anticipated results or other expectations expressed in the forward-looking statements: (1) general economic and competitive conditions, either nationally or in our market area, which if worse than expected could negatively affect aspects of the business of Catalyst Bancorp including but not limited to the volume of loan originations, deposit flows, asset quality and real estate values; (2) the levels of non-interest income and expense and the amount of loan losses; (3) competitive pressure among depository institutions increasing significantly; (4) changes in inflation and in the interest rate environment causing reduced interest margins or lower fair values of financial instruments; (5) reliance on third-party vendors for key services; (6) political and social unrest including acts of war or terrorism; (7) cyber threats, attacks or events; (8) legislation or changes in regulatory requirements or accounting policies and practices adversely affecting the business in which Catalyst Bancorp will be engaged; (9) failure to fully realize all the benefits we anticipate in connection with any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate; and (10) other liquidity, interest rate, and operational risks associated with our business. Catalyst Bancorp undertakes no obligation to update these forward-looking statements to reflect events or circumstances that occur after the date on which such statements were made.

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

Catalyst Bancorp is a registered bank holding company and is authorized to pursue business activities permitted by applicable laws and regulations, which may include the acquisition of banking and financial services companies. See “Supervision and Regulation – Holding Company Regulation” for a discussion of the activities that are permitted for bank holding companies. We have not entered into a definitive agreement to acquire any other financial institution, but we may determine to do so in the future.

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

General

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

Lending Activities

General. At December 31, 2025, our loan portfolio totaled $170.2 million, or 60.2% of total assets. Historically, our principal lending activity has been the origination of loans collateralized by one- to four-family, also known as “single-family,” residential real estate loans located in our market area. Since 2021, we have been focused on increasing our commercial loan portfolio by originating commercial real estate and multi-family residential mortgage loans, commercial and industrial loans, and construction and land loans. In addition, we originate consumer loans, consisting primarily of loans secured by deposits at the Bank, automobile, recreational vehicle and boat loans, and other loans.

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

In addition to originating loans, we occasionally purchase participation interests in larger balance loans, typically commercial real estate mortgage loans or construction and land development loans, from other financial institutions in our market area or other markets in Louisiana. At December 31, 2025, we held purchased participation interests in 12 loans with an aggregate outstanding balance of $26.3 million. Full underwriting and credit analysis procedures are performed by our credit department before such participations are purchased to verify compliance with our loan policy. Generally, we purchase such loans without any recourse to the seller. However, we actively monitor the performance of such loans through the receipt of regular reports from the lead lender regarding the loan’s performance, physically inspecting the loan security property on a periodic basis, discussing the loan with the lead lender on a regular basis and receiving copies of the borrower’s updated financial statements.

In addition, the Bank also occasionally sells participation interests in loans it originates. During 2025, the Bank sold participation interests in an $11.8 million construction loan commitment. The Bank retained 42% of this loan commitment and the outstanding principal balance of the Bank’s share of the loan totaled $4.2 million at December 31, 2025. We had no sold loan participation interests at December 31, 2024. We generally have sold participation interests in loans when a loan would exceed our loans-to-one borrower limits. Our legal loans-to-one borrower limit, with certain exceptions, generally is 15% of the Bank’s unimpaired capital and surplus, or $11.6 million at December 31, 2025. At December 31, 2025, the five largest aggregate amounts outstanding to a single borrower and related entities amounted to $8.6 million, $8.2 million, $7.3 million, $7.1 million, and $5.0 million, respectively, and all of such loans were performing in accordance with their terms.

One- to Four-Family Residential Mortgage Lending.  Historically, our primary lending focus was the origination of loans secured by first mortgages on one- to four-family residences in our market area. At December 31, 2025, $80.1 million, or 47.1% of our total loan portfolio, consisted of single-family residential mortgage loans with an average outstanding balance of $75,000 per loan. At December 31, 2025, non-performing loans totaled $2.6 million and 94.6% of total non-performing loans were one- to four-family residential mortgages.

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

We currently originate fixed-rate, fully amortizing mortgage loans with maturities up to 30 years. We also offer adjustable rate mortgage (“ARM”) loans where the interest rate is generally fixed for the initial three to five years and then adjusts every three to five years thereafter. At December 31, 2025, 54.6% of our single-family residential mortgage loans were ARM loans. Our ARM loans have a cap on any increase or decrease in the interest rate of up to 2.5% at any adjustment date and a 6% cap above or below the initial interest rate over the life of the loan.  On and prior to December 31, 2021, the interest rate on our ARM loans was based on the Semi-Annual Weighted Average Cost of Funds Index of the FHLB for the 11th District. The 11th District Cost of Funds Index (“COFI”) was discontinued after the publication of the index for the period ended December 2021. As a result, we have replaced the 11th District Cost of Funds Index with the Enterprise 11th District COFI Replacement Index, which is administered and published by the Federal Home Loan Mortgage Corporation.

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

Commercial Real Estate Loans and Multi-Family Residential Loans. At December 31, 2025, our commercial real estate and multi-family residential loans totaled $38.2 million, or 22.4% of our total loan portfolio at such date. We have increased our emphasis on commercial real estate loans and multi-family residential real estate loans as they generally have shorter terms to maturity, improving the Bank’s interest rate risk profile, and provide higher yields than single-family residential mortgage loans.

Our commercial real estate loan portfolio totaled $32.9 million, or 19.3% of the total loan portfolio, at December 31, 2025 and consists primarily of loans secured by retail and office space, industrial use buildings, hotels, medical and health services properties, and other real estate used for commercial purposes located in our market area. The five largest commercial real estate loans outstanding at December 31, 2025 were $6.1 million, $2.9 million, $2.7 million, $2.2 million and $1.6 million, and all of such loans were performing in accordance with their terms. At such date, the average outstanding balance per commercial real estate loan was $358,000.

At December 31, 2025, the Bank’s multi-family residential mortgage loans amounted to $5.3 million, or 3.1% of the total loan portfolio. The Bank’s multi-family residential mortgage loans, which are underwritten and approved in a manner consistent with the Bank’s commercial real estate loans, are secured by residential properties with more than four units located in the Bank’s market area. At December 31, 2025, the Bank’s two largest multi-family residential mortgage loans totaled $2.9 million and $1.6 million and were performing in accordance with their terms. At December 31, 2025, we had a total of six multi-family residential mortgage loans with an average outstanding balance of $885,000 per loan.

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

At December 31, 2025, one commercial real estate loan with an outstanding balance of $32,000 was greater than 30 days past-due, and no multi-family residential loans were past-due greater than 30 days. In addition, none of our commercial real estate or multifamily loans were on non-accrual status at December 31, 2025. In aggregate, the Company recorded zero charge-offs of commercial real estate or multi-family residential loans during the year ended December 31, 2025, compared to $14,000 of net charge-offs during the year ended December 31, 2024.

Construction and Land Loans. At December 31, 2025, construction and land loans totaled $18.8 million, or 11.0% of our total loans outstanding. This portfolio largely consists of loans for the construction of multi-family residential and health care properties. This portfolio also includes residential construction loans and loans secured by raw land (unimproved and unplatted) and lots (land which has been subdivided and platted).

The outstanding balance of our non-residential commercial construction loans at December 31, 2025 totaled $17.0 million. Of this amount, $12.3 million was attributable to four separate purchased participation interests, which are supporting the construction of apartment complexes, health care service facilities, and commercial subdivision development. The remaining balance of our non-residential commercial construction loans at December 31, 2025 was primarily related to the construction of a hospital. All of our non-residential commercial construction loans were performing in accordance with their terms as of December 31, 2025.

As of December 31, 2025, the outstanding balance of our land loans totaled $975,000 with an average outstanding balance per loan of $36,000. Such loans are generally secured by properties in our market area and have original terms to maturity ranging from two to thirty years. Our policy generally is that such loans have loan-to-value ratios not to exceed 70% in the case of personal land loans or 65% in the case of commercial land loans. At December 31, 2025, one land loan totaling $20,000 was on non-accrual status.

Single-family residential construction loans totaled $882,000 at December 31, 2025. Generally, the Bank’s single-family residential construction loans are for the construction and permanent financing (“construction/permanent loans”) of the related property. The Bank’s construction/permanent loans are structured to provide one closing for both the construction loan and the permanent financing. Generally, employees of the Bank make periodic inspections of the construction site during the construction phase and loan proceeds are disbursed directly to the contractors as construction progresses. Typically, disbursements are made in five draws during the construction period. Construction/permanent loans require payment of interest only during the construction phase and are structured to be converted to fixed- or adjustable-rate permanent loans at the end of the construction phase. Prior to making a commitment to fund a construction loan, the Bank requires an appraisal. Our construction/permanent loans have a maximum loan-to-value ratio of 80% during the construction phase, and the construction phase is generally less than 24 months. Loan proceeds are disbursed based on a percentage of completion.

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

Commercial and Industrial Loans.  Our commercial and industrial loans totaled $31.2 million or 18.3% of the total loan portfolio, at December 31, 2025. Our commercial and industrial loans are typically made to small and mid-sized businesses in our market area and may be for working capital, equipment financing, inventory financing or accounts receivable financing. These loans may have adjustable or fixed rates of interest and generally have terms of five years or less. Our commercial and industrial loans include unsecured loans and loans secured by equipment, machinery or other corporate, non-real estate assets. Our maximum loan to value ratio for commercial and industrial loans is generally 80% and we typically require a minimum debt service coverage ratio of 125% on such loans. In addition, we generally obtain personal guarantees from the principals of the borrower with respect to all commercial and industrial loans.

Total commercial and industrial loans at December 31, 2025 largely consisted of loans to local businesses involved in oil and gas support services, industrial equipment, and professional services. The five largest relationships included in our commercial and industrial loans at December 31, 2025 had total outstanding loan balances of $8.6 million, $8.2 million, $2.5 million, $1.9 million and $1.5 million, and all of which were performing in accordance with their terms. At December 31, 2025, approximately $2.4 million of our commercial and industrial loans were unsecured. During the year ended December 31, 2025, the Company did not charge-off any commercial and industrial loans. Net charge-offs of commercial and industrial loans totaled $128,000 and were largely attributable to unsecured loans in 2024.

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

Consumer Lending Activities. In our efforts to provide a full range of financial services to our customers, we offer various types of consumer loans. Our consumer loans totaled $1.9 million, or 1.2% of our total loan portfolio at December 31, 2025. Our consumer loans are largely comprised of loans secured by deposits at the Bank, which amounted to $1.2 million at December 31, 2025. In addition, our consumer loans include automobile loans, boat loans, recreational vehicle loans and unsecured personal loans.

Consumer loans generally have higher interest rates and shorter terms than residential loans. However, consumer loans have additional credit risk due to the type of collateral securing the loan or in some cases the absence of collateral. In the years ended December 31, 2025 and 2024, net charge-offs of consumer loans totaled $30,000 and $35,000, respectively, and were primarily attributable to losses on overdrawn deposit accounts.

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

When a borrower fails to make a scheduled payment, we attempt to cure the deficiency by making personal contact with the borrower. Initial contacts are generally made within 30 days after the date the payment is due. In most cases, deficiencies are promptly resolved. If the delinquency continues, late charges are assessed and additional efforts are made to collect the deficiency. Delinquent loans are reviewed and monitored by management and the Board of Directors.

We stop accruing interest on loans (“non-accrual” loans) when the loan is determined by management to be uncollectible due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, or the depreciation of underlying collateral. Interest income is not accrued on these loans until the borrower’s financial condition and payment record demonstrate an ability to service the debt.

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

We review and classify loans at least quarterly and the Board of Directors is provided with reports on our classified and criticized assets. We classify assets in accordance with the management guidelines described above. At December 31, 2025 and 2024, loans classified as “substandard” totaled $5.0 million and $2.8 million, respectively. Loans classified as “special mention totaled $3.6 million and $478,000 at December 31, 2025 and 2024, respectively. During 2025, the Company downgraded a $3.3 million non-real estate, commercial relationship to substandard and a $2.5 million commercial real estate relationship to special mention due to declines in debt service coverage. At December 31, 2025, all loans within the downgraded relationships were current and performing. Generally, loans classified as “doubtful” or “loss” are charged-off. As such, total loans at December 31, 2025 or 2024 did not include any balances attributable to loans classified as “doubtful” or “loss”.

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

A bank or savings institution’s determination as to the classification of its assets and the amount of its allowance for credit losses is subject to review by Federal bank regulators. While management is responsible for the establishment of the allowance for credit losses and for adjusting such allowance through provisions for credit losses, management may determine, as a result of such regulatory reviews, that an increase or decrease in the allowance or provision for credit losses may be necessary or that loan charge-offs are needed. The Federal banking agencies have adopted an interagency policy statement on the allowance for credit losses. The policy statement provides guidance for financial institutions on both the responsibilities of management for the assessment and establishment of allowances and guidance for banking agency examiners to use in determining the adequacy of general valuation guidelines. Generally, the policy statement recommends that institutions have effective systems and controls to identify, monitor and address asset quality problems; that management analyze all significant factors that affect the collectibility of the portfolio in a reasonable manner; and that management establish acceptable allowance evaluation processes that meet the objectives set forth in the policy statement. Our management believes that, based on information currently available, the allowance for credit losses represents our best estimate of losses expected over the life of the loan portfolio at each relevant reporting date. However, actual losses are dependent upon future events and, as such, further additions to the level of the allowance for credit losses may become necessary.

Loan Modifications. We occasionally modify loans to extend the term or make other concessions to help a borrower who is experiencing financial difficulty stay current on his or her loan and to avoid foreclosure. We consider modifications only after analyzing the borrower’s current repayment capacity, evaluating the strength of any guarantors based on documented current financial information, and assessing the current value of any collateral pledged. We generally do not forgive principal or interest on loans, but may do so if it is in our best interest and increases the likelihood that we can collect the remaining principal balance. We may modify the terms of loans to lower interest rates (which may be at or below market rates), to provide for fixed interest rates on loans where fixed rates are otherwise not available, to provide for longer amortization schedules, or to provide for interest-only terms. These modifications are made only when a workout plan has been agreed to by the borrower that we believe is reasonable and attainable and in our best interests.

At December 31, 2025 and 2024, loans with modifications for borrowers experiencing financial difficulty totaled $719,000 and $583,000, respectively. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at December 31, 2025 or 2024.

Allowance for Credit Losses. The Company calculates its estimate of current expected credit losses under the guidance in Topic 326 of the Financial Accounting Standard Board’s (“FASB”) Accounting Standards Codification (“ASC 326”). Loans with similar risk characteristics are grouped into pools or segments and collectively evaluated to estimate the allowance for credit losses. Loans are individually evaluated for credit losses when they do not share similar risk characteristics with our identified loan pools or segments. Refer to Note 1 of Item 8 – Financial Statements and Supplementary Data for more detail on the Company’s policies related to its estimate of the allowance for credit losses on loans and other financial assets. During the year ended December 31, 2025 and 2024, the provision for credit losses totaled $60,000 and $531,000, respectively. The ratio of our allowance for credit losses on loans as a percentage of total loans was 1.39% at December 31, 2025, compared to 1.51% at December 31, 2024.

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

At December 31, 2025, our investment securities portfolio totaled $65.4 million, or 23.1% of total assets at such date. The largest component of our investment securities portfolio at December 31, 2025 was pass-through mortgage-backed securities issued by Fannie Mae, Ginnie Mae and Freddie Mac, which totaled $48.9 million, followed by our investment in U.S. government and federal agency obligations, which totaled $13.0 million at such date. During the year ended December 31, 2024, the Company sold 50 available- for-sale investment securities for a total pre-tax loss of $5.5 million. Proceeds from the investment sales totaled $42.6 million and were deployed into a mix of cash and higher-yielding earning assets to improve net interest income and our exposure to interest rate risk.

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

Investment securities are classified at the time of acquisition as available for sale, held to maturity or trading. Securities classified as held to maturity must be purchased with the intent and ability to hold that security until its final maturity, and can be sold prior to maturity only under rare circumstances. Held-to-maturity securities are accounted for based upon the amortized cost of the security. Available-for-sale securities can be sold at any time based upon needs or market conditions. Available-for-sale securities are accounted for at fair value, with unrealized gains and losses on these securities, net of income tax provisions, reflected as accumulated other comprehensive income. At December 31, 2025, we had $50.5 million of investment securities classified as available-for-sale, $14.9 million of investment securities classified as held-to-maturity and no securities classified as trading securities.

Sources of Funds

General.  Deposits, loan repayments and prepayments, proceeds from investment sales, calls, maturities and pay-downs, cash flows generated from operations and borrowings from the FHLB of Dallas or Federal Reserve Bank of Atlanta are the primary sources of our funds for use in lending, investing and for other general purposes.

Deposits.  We offer a variety of deposit accounts with a range of interest rates and terms. For the years ended December 31, 2025 and 2024, total deposits averaged $179.5 million and $172.1 million, respectively. Our deposits consist of checking, both interest-bearing and non-interest-bearing, money market, savings and certificate of deposit accounts. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. Our deposits are obtained predominantly from the areas where our branch offices are located. We have historically relied primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, interest rates offered by competing financial institutions significantly affect our ability to attract and retain deposits.

The Bank uses traditional means of attracting and retaining deposits, including in-person business development and targeted advertising in our market area. Secondarily, we may acquire brokered deposits from outside our market area to meet funding needs. We had no brokered deposits as of December 31, 2025. At December 31, 2024, the Company had $5.0 million of brokered certificates of deposit. In addition, we solicit deposits from local government municipalities. At December 31, 2025 and 2024, our public fund deposits totaled $26.4 million and $35.6 million, respectively.

Borrowings. We utilize advances from the FHLB of Dallas and the Federal Reserve Bank of Atlanta as an alternative to retail deposits to fund operations as part of our operating strategy. Advances from the FHLB are collateralized primarily by certain of our mortgage loans and secondarily by our investment in capital stock of the FHLB. FHLB advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Bank, fluctuates from time to time in accordance with the policies of the FHLB. At December 31, 2025 and 2024 our outstanding advances from the FHLB totaled $14.7 million and $9.6 million, respectively.

Advances from the Federal Reserve Bank of Atlanta are collateralized by certain of our investment securities and the maximum amount available to the Bank is dependent upon the valuation of the relevant investment securities. On March 12, 2023, the Federal Reserve Board developed the Bank Term Funding Program (“BTFP”), which offered loans to banks with a term of up to one year. The loans are secured by pledging the banks’ U.S. treasuries, agency securities, agency mortgage-backed securities, and any other qualifying assets. These pledged securities were valued at par for collateral purposes. The BTFP debt was repaid during 2024. At December 31, 2025 and 2024, the Bank had no outstanding borrowings from the Federal Reserve Bank of Atlanta.

Subsidiaries

Catalyst Bank is a wholly owned subsidiary of Catalyst Bancorp. The Company has no other subsidiaries and the Bank has no subsidiaries.

Employees and Human Capital Resources

At December 31, 2025, we had 49 full-time equivalent employees. None of our employees are represented by a collective bargaining group, and we believe that our relationship with our employees is excellent. In 2024, Catalyst Bank was named as one of the Best Community Banks to Work For by the Independent Community Bankers of America.

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

SUPERVISION AND REGULATION

General

As a federal savings association that has elected to operate as a covered savings association under Section 5A of the Home Owners’ Loan Act, Catalyst Bank is subject to examination and regulation by the Office of the Comptroller of the Currency (the “OCC”) and is required to be a member of the Federal Reserve Bank of Atlanta. It is also subject to oversight by the Federal Deposit Insurance Corporation (the “FDIC”) as deposit insurer. The federal system of regulation and supervision establishes a comprehensive framework of activities in which Catalyst Bank may engage and is intended primarily for the protection of depositors and the FDIC’s Deposit Insurance Fund, and not for the protection of shareholders. Catalyst Bank also is a member of and owns stock in the Federal Home Loan Bank of Dallas, which is one of the 11 regional banks in the Federal Home Loan Bank System.

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

A federal savings association that has exercised the “covered savings association” election generally has the same rights and privileges as a national bank that has its main office in the same location as the home office of the covered savings association. The covered savings association is also subject to the same duties, restrictions, liabilities and limitations applicable to a national bank, and its holding company is treated as a bank holding company instead of as a savings and loan holding company. A covered savings association retains its federal savings association charter and continues to be subject to the corporate governance laws and regulations applicable to such associations, including as to its bylaws, board of directors and shareholders, capital distributions and mergers.

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

Capital Requirements. Federal regulations require federally insured depository institutions to meet several minimum capital standards: a common equity Tier 1 capital to risk-based assets ratio of 4.5%, a Tier 1 capital to risk-based assets ratio of 6.0%, a total capital to risk-based assets ratio of 8.0%, and a 4.0% Tier 1 capital to total assets leverage ratio. At December 31, 2025, Catalyst Bank’s capital exceeded all applicable requirements.

In determining the amount of risk-weighted assets for calculating risk-based capital ratios, all assets, including certain off-balance sheet assets (e.g., recourse obligations, direct credit substitutes, residual interests) are multiplied by a risk-weight factor assigned by the regulations based on the risks believed inherent in the type of asset. Higher levels of capital are required for asset categories believed to present greater risk. Common equity Tier 1 capital is generally defined as common shareholders’ equity and retained earnings. Tier 1 capital is generally defined as common equity Tier 1 and additional Tier 1 capital. Additional Tier 1 capital includes certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries. Total capital includes Tier 1 capital (common equity Tier 1 capital plus additional Tier 1 capital) and Tier 2 capital. Tier 2 capital is comprised of capital instruments and related surplus, meeting specified requirements, and may include cumulative preferred stock and long-term perpetual preferred stock, mandatory convertible securities, intermediate preferred stock and subordinated debt. Also included in Tier 2 capital is the allowance for credit losses limited to a maximum of 1.25% of risk-weighted assets. Calculation of all types of regulatory capital is subject to deductions and adjustments specified in the regulations. In assessing an institution’s capital adequacy, the OCC takes into consideration not only these numeric factors, but qualitative factors as well, and has the authority to establish higher capital requirements for individual institutions where deemed necessary.

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

Loans-to-One Borrower. Generally, a federal savings association, including a covered savings association, may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of unimpaired capital and surplus. An additional amount may be loaned, equal to 10% of unimpaired capital and surplus, if the excess is secured by readily marketable collateral, which generally does not include real estate. At December 31, 2025, Catalyst Bank is in compliance with the loans-to-one borrower limitations.

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

On July 16, 2025, the OCC, Federal Reserve, and the FDIC issued a joint notice of proposed rulemaking (“NPR”) to rescind the CRA final rule issued on October 24, 2023 (“2023 CRA Final Rule”). The NPR would replace the 2023 CRA Final Rule with regulations substantively identical to those in effect on March 29, 2024—first adopted by the agencies in 1995 and reinstated by the OCC in 2021 (“1995/2021 CRA regulation”). The proposed rule is intended to restore certainty in the CRA regulatory framework for stakeholders and limit regulatory burden on financial institutions. Although the 2023 CRA Final Rule has not been officially rescinded, governing agencies continue to use the 1995/2021 CRA regulations.

If the 2023 CRA Final Rule is enforced, management does not expect it to have a meaningful impact on the Bank’s operations. Under the rule, smaller institutions would continue to be evaluated under the existing framework with the option to be evaluated under the new framework. The rule also exempts smaller institutions from new data requirements that apply to institutions with assets of at least $2 billion.

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

At December 31, 2025, Catalyst Bank met the criteria for being considered “well capitalized.”

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

Federal Home Loan Bank System

Catalyst Bank is a member of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions, and such member institutions are required to acquire and hold shares of capital stock in the Federal Home Loan Bank. Catalyst Bank is required to own stock in the Federal Home Loan Bank of Dallas in specified amounts and was in compliance with this requirement at December 31, 2025 based on its ownership of $745,000 in capital stock of the Federal Home Loan Bank of Dallas. Since the stock has no quoted market value, it is carried at cost and assessed for impairment. At December 31, 2025, no impairment on our stock in the Federal Home Loan Bank of Dallas had been recognized.

Holding Company Regulation

As the holding company for a covered savings association, Catalyst Bancorp is a bank holding company subject to regulation and supervision by the FRB under the Bank Holding Company Act of 1956, as amended. The FRB has enforcement authority over Catalyst Bancorp and its non-savings institution subsidiaries. Among other things, this authority permits the FRB to restrict or prohibit activities that are determined to be a risk to Catalyst Bank.

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

At December 31, 2025, the total federal pre-1988 reserve was approximately $1.9 million. The reserve reflects the cumulative effects of federal tax deductions by the Bank for which no federal income tax provisions have been made.

State and Local Taxation

Catalyst Bancorp is subject to the Louisiana Corporation Income Tax based on our Louisiana taxable income and Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. “Louisiana taxable income” means net income which is earned by us within or derived from sources within the State of Louisiana, after adjustments permitted under Louisiana law, including a federal income tax deduction. The Corporation Income Tax for 2024 applies at graduated rates from 3.5% upon the first $50,000 of Louisiana taxable income to 7.5% on all Louisiana taxable income in excess of $150,000. For periods beginning on or after January 1, 2025, Louisiana has implemented a flat corporate income tax rate of 5.5%.

The Louisiana Corporation Franchise Tax rate for years beginning on or after January 1, 2023, is $2.75 for each $1,000 in excess of $300,000 of capital employed in Louisiana. For periods beginning on or after January 1, 2026, Louisiana has repealed its corporate franchise tax.

The Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of a company’s stock. The formula for deriving the assessed value is to calculate 15% of the sum of:

(a)	20% of our capitalized earnings, plus
(b)	80% of our taxable shareholders’ equity, minus
(c)	50% of our real and personal property assessment.

There are certain limitations in place that reduce to the amount of our shareholders’ equity subject to Louisiana Shares Tax and various items may also be subtracted in calculating a company’s capitalized earnings. Effective January 1, 2026, Louisiana increased the allowable deduction of real and personal property assessments from 50% to 100%. This measure is expected to reduce shares tax expense for 2026.

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

The Boards of Directors of the Company and Bank and the Audit Committee of the Company are responsible for ultimate oversight of cybersecurity risks managed daily by management pursuant to the Bank’s information security program. The Boards of Directors annually approve this information security program and regularly receive a report from the Bank’s Information Security Officer that outlines the steps undertaken to protect the information and data assets of the Bank and Company.  Additionally, the Information Security Officer updates the Boards of Directors through supplementary reports on issues related to Cybersecurity readiness. Our Information Security Officer has over 20 years of relevant experience in the areas of information security and cyber security risk management.

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

The Bank engages third parties to audit and examine its processes, review the security of its network infrastructure, and assist the Bank in designing and implementing robust cybersecurity systems. These third parties help the Bank improve and test its cybersecurity readiness.  The Bank engages third-party vendors to monitor and test its network infrastructure. These third-party vendors take an active role in ensuring that the Bank’s systems are protected by testing, reviewing and advising the Bank to strengthen cybersecurity controls when necessary.

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

Item 2. Properties

We currently conduct business from our main office and five full-service banking offices. The aggregate net book value of the land, building and leasehold improvements with respect to our offices at December 31, 2025 was $5.1 million. We owned all of such offices at December 31, 2025. No offices were leased. We believe that our current facilities are adequate to meet our present and foreseeable needs, other than routine and customary repair and maintenance needs.

Item 3. Legal Proceedings

Catalyst Bancorp and Catalyst Bank are not involved in any pending legal proceedings other than nonmaterial legal proceedings occurring in the ordinary course of business.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)Catalyst Bancorp’s common stock is traded on the Nasdaq Capital Market under the symbol “CLST.”  The common stock was issued at a price of $10.00 per share in connection with the Bank’s mutual to stock Conversion and the initial public offering of the Company’s common stock. The common stock commenced trading on the Nasdaq Capital Market on October 13, 2021. As of the close of business on December 31, 2025, there were 4,074,911 shares of common stock outstanding, held by approximately 210 shareholders of record, not including the number of persons or entities whose stock is held in nominee or “street” name through various brokerage firms and banks.
(b)	Not applicable.
(c)On November 25, 2024, the Company’s Board of Directors approved the Company’s fifth share repurchase program (the “November 2024 Repurchase Plan”). Under the November 2024 Repurchase Plan, the Company purchased 215,000 shares, or approximately 5%, of the Company's outstanding common stock. The Company completed the November 2024 Repurchase Plan in December 2025. On November 20, 2025, the Company announced its sixth share repurchase plan (the “November 2025 Repurchase Plan”). Under the November 2025 Repurchase Plan, the Company may purchase up to 205,000 shares, or approximately 5%, of the Company's outstanding common stock.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
October 31, 2025	14,455	$13.35	14,455	24,149
November 30, 2025	19,251	14.87	19,251	209,898
December 31, 2025	20,987	15.12	20,987	188,911
Total	54,693	$14.56	54,693

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

The following is an overview of financial results for the year ended December 31, 2025, compared to December 31, 2024:

●	Total assets of $282.9 million at December 31, 2025, up $6.2 million or 2.3%
●	Loans of $170.2 million, or 60.2% of total assets, at December 31, 2025, up $3.1 million or 1.9%
●	Non-performing assets of $2.7 million at December 31, 2025, up $852,000 or 46.7%
●	Investment securities of $65.4 million, or 23.1% of total assets, at December 31, 2025, up $23.2 million or 55.1%
●	Deposits of $185.3 million at December 31, 2025, down $400,000 or 0.2%
●	Average deposits of $179.5 million for 2025, up $7.4 million or 4.3% over 2024
●	Borrowings of $14.7 million at December 31, 2025, up $5.2 million or 54.1%
●	Total shareholders’ equity of $81.7 million, or 28.9% of total assets, at December 31, 2025, up $1.5 million or 1.9%
●	Net interest income increased $245,000, or 2.6%, to $9.8 million and net interest margin increased 27 basis points (“bps”) to 3.92%
●	Provision for credit losses of $60,000 for 2025, compared to $531,000 for 2024
●	No losses on the sales of investment securities for 2025, compared to total losses on investment securities sales of $5.5 million for 2024
●	Non-interest expense of $8.6 million for the year ended December 31, 2025, down $573,000, or 6.3%, compared to 2024, primarily due to expenses related to the Company’s upgrade to a new core processing system in 2024
●	Net income of $2.1 million, or $0.56 per diluted common share (“diluted EPS”), for 2025, compared to a net loss of $3.1 million for 2024

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

Business Strategy

Our business strategy is focused on embracing a relationship-oriented community bank model targeting small- to mid-sized businesses and business professionals in our market areas while continuing to serve our traditional customer base. Highlights of our business strategy, which is designed to facilitate our ability to operate and grow as a profitable community-based banking institution, include the following:

●	Growing the loan portfolio with greater diversification. Historically, our primary lending focus was the origination of one- to four-family residential mortgage loans. We have increased our commercial lending activities and, we are focused on building full-service banking relationships with small- to mid-sized businesses and business professionals in our market area. We believe that increased commercial lending offers an opportunity to enhance our profitability and our growth prospects.
●	Grow our franchise organically through enhanced banking products and services. We have implemented a strategy of prudent growth. We believe we have an opportunity to grow organically by focusing on building relationships with small- to mid-sized businesses and business professionals in our market area and by enhancing the products and services we offer. During the first quarter of 2024, the Company converted to a new core processing system. The core system conversion brings new and enhanced technology tools and online services preferred by many of our existing and prospective customers. In addition, we will continue to enhance our staff capacity through training and hiring of new employees as needed to facilitate our growth.
●	Recruiting and retaining top talent and personnel. Since August 2020, the Company has made several personnel changes and additional hires, including but not limited to: a new President and CEO, Chief Operations Officer, Acadiana Market President, Chief Financial Officer, Chief Risk Officer and several commercial bankers. Recruiting and retaining talented individuals to guide us through the implementation of our business strategy is critical to our success. Our mutual-to-stock Conversion was a key contributor to our ability to attract and retain talent. In September 2022, the Company issued its initial grants under the Company’s 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust Agreement.
●	Expand our franchise through possible acquisition of other financial institutions. We intend to take advantage of opportunities to utilize our strong capital position for expansion through acquisitions of other financial institutions in our current market area and adjoining markets in south Louisiana.
●	Rebranded franchise. We completed our re-branding and changed the Bank’s name to Catalyst Bank in June 2022. In addition to a new name, our re-branding efforts included new marketing campaigns, updated online and website materials and new signage and logos to capture and reflect the mission of the Bank.
●	Manage credit risk to limit non-performing assets. We believe that strong asset quality is a key to long-term financial success. Our strategy for credit risk management focuses on an experienced team of credit professionals, well-defined credit policies and procedures, appropriate loan underwriting criteria and active credit monitoring.

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

SEC guidance requires disclosure of “critical accounting estimates.” The SEC defines “critical accounting estimates” as those estimates made in accordance with generally accepted accounting principles that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Not all significant accounting policies require management to make difficult, subjective or complex judgments. However, management believes the policy noted below meet the SEC’s definition of critical accounting policies. This policy requires numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

Allowance for Credit Losses.  We have identified the evaluation of the allowance for credit losses as a critical accounting policy where amounts are sensitive to material variation. The Company’s allowance for credit losses reflects management’s current estimate of expected credit losses over the remaining life of its loans as of the end of the reporting period.

The allowance for credit losses includes the allowance for credit losses on loans and the allowance for credit losses on unfunded lending commitments, which is recorded in other liabilities on the statement of financial condition. The allowance for credit losses is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries are added to the allowance. The allowance for credit losses on loans totaled $2.4 million, or 1.39% of total loans, at December 31, 2025 and $2.5 million, or 1.51% of total loans, at December 31, 2024.  The decline in the allowance for credit losses on loans from December 31, 2024 largely reflects the impact of net charge-offs and a decline in the estimated allowance for credit losses on individually evaluated loans.

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

Selected Financial and Other Data

Set forth below is selected financial and other data of the Company at and for the dates indicated. The following is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of this Annual Report on Form 10-K. The information at and for the years ended December 31, 2025 and 2024 is derived from the audited financial statements that appear elsewhere in this Annual Report on Form 10-K.

	At December 31,
(Dollars in thousands)	2025	2024
Selected Financial Condition Data:
Total assets	$282,927	$276,697
Cash and cash equivalents	25,205	44,295
Investment securities:
Available for sale, at fair value	50,467	28,712
Held to maturity	14,917	13,447
Loans receivable, net of unearned income	170,210	167,076
Allowance for credit losses	2,367	2,522
Total deposits	185,274	185,674
Borrowings	14,732	9,558
Shareholders’ equity	81,725	80,204

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Selected Operating Data:
Total interest income	$13,896	$13,862
Total interest expense	4,106	4,317
Net interest income	9,790	9,545
Provision for credit losses	60	531
Net interest income after provision for credit losses	9,730	9,014
Total non-interest income (loss)	1,358	(3,840)
Total non-interest expense	8,584	9,157
Income (loss) before income tax expense (benefit)	2,504	(3,983)
Income tax expense (benefit)	452	(894)
Net income (loss)	$2,052	$(3,089)

Selected Performance Ratios:(1)
Average yield on interest-earning assets	5.55%	5.30%
Average rate on interest-bearing liabilities	2.55	2.54
Average interest rate spread(2)	3.00	2.76
Net interest margin(2)	3.92	3.65
Average interest-earning assets to average interest-bearing liabilities	155.44	154.24
Net interest income after provision for credit losses to non-interest expense	113.35	98.44
Total non-interest expense to average assets	3.15	3.25
Efficiency ratio(3)	76.99	160.51
Return on average assets (ratio of net income (loss) to average total assets)	0.75	(1.10)
Return on average equity (ratio of net income (loss) to average total equity)	2.53	(3.79)

	At or For the
	Year Ended December 31,
	2025	2024
Asset Quality Ratios:(4)
Non-accrual loans as a percent of total loans outstanding	1.32%	0.94%
Non-performing assets as a percent of total assets(5)	0.95	0.66
Allowance for credit losses on loans as a percent of total loans outstanding	1.39	1.51
Allowance for credit losses on loans as a percent of non-performing loans	89.56	154.63
Net charge-offs to average loans receivable	(0.07)	(0.17)

Capital Ratios:(6)
Common equity Tier 1 capital	42.45%	45.81%
Tier 1 leverage capital	27.36	28.73
Tier 1 risk-based capital	42.45	45.81
Total risk-based capital	43.71	47.06
Average equity to average assets	29.73	28.91

Other Data:
Banking offices	6	6
Full-time equivalent employees	49	49
(1)	With the exception of end of period ratios, all ratios are based on average daily balances during the indicated periods.
(2)	Average interest rate spread represents the difference between the average yield on interest-earning assets and the average rate paid on interest-bearing liabilities, and net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio (a non-GAAP measure) represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Asset quality ratios are end of period ratios, except for net (charge-offs) recoveries to average loans receivable.
(5)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all non-accruing loans and loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.
(6)	Capital ratios are end of period ratios for the Bank only.

Non-GAAP Measures.  The efficiency ratio is a non-GAAP financial measure used by the Company that the Company believes is useful to investors in understanding the Company's performance and trends and facilitates comparison with the performance of its peers. The efficiency ratio represents non-interest expense as a percentage of total revenues. Total revenues is the sum of net interest income and non-interest income.

Comparison of Financial Condition at December 31, 2025 and December 31, 2024

Total Assets. Total assets increased $6.2 million, or 2.3%, to $282.9 million at December 31, 2025 from $276.7 million at December 31, 2024. The increase was largely driven by an increase in borrowings, which were used to partially fund growth in investment securities and loans.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$80,123	47.1%	$81,097	48.5%	$(974)	(1.2)%
Commercial real estate	32,872	19.3	22,108	13.2	10,764	48.7
Construction and land	18,806	11.0	32,941	19.7	(14,135)	(42.9)
Multi-family residential	5,309	3.1	2,570	1.5	2,739	106.6
Total real estate loans	137,110	80.5	138,716	82.9	(1,606)	(1.2)
Other loans
Commercial and industrial	31,205	18.3	26,439	15.8	4,766	18.0
Consumer	1,895	1.2	1,921	1.3	(26)	(1.4)
Total other loans	33,100	19.5	28,360	17.1	4,740	16.7
Total loans	$170,210	100.0%	$167,076	100.0%	$3,134	1.9

During 2025, a multi-family construction loan with an outstanding balance of $4.4 million at December 31, 2024 paid-off and $16.5 million of outstanding construction loans at December 31, 2024 were converted to amortizing real estate loans following the completion of their respective construction projects. At December 31, 2025, the outstanding balance of the converted construction loans totaled $19.0 million. Of the $19.0 million, $4.4 million was classified as one- to four-family residential, $2.9 million was classified as multi-family, and the remaining balance was classified as commercial real estate as of December 31, 2025. The increase in commercial and industrial loans during 2025 was largely driven by growth within the industrial equipment and oilfield services segments of our loan portfolio.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

	December 31,
(Dollars in thousands)	2025	2024	Change
Commercial real estate
Retail	$9,455	$4,005	$5,450	136.1%
Hospitality	5,632	3,460	2,172	62.8
Health service facilities	3,300	393	2,907	739.7
Restaurants	1,071	1,091	(20)	(1.8)
Oilfield services	365	402	(37)	(9.2)
Other non-owner occupied	2,349	2,658	(309)	(11.6)
Other owner occupied	10,700	10,099	601	6.0
Total commercial real estate	$32,872	$22,108	$10,764	48.7
Construction and land
Multi-family residential	$4,749	$10,031	$(5,282)	(52.7)%
Health service facilities	10,547	7,139	3,408	47.7
Hospitality	-	2,716	(2,716)	(100.0)
Retail	-	5,106	(5,106)	(100.0)
Other commercial construction and land	2,112	4,364	(2,252)	(51.6)
Consumer residential construction and land	1,398	3,585	(2,187)	(61.0)
Total construction and land	$18,806	$32,941	$(14,135)	(42.9)
Commercial and industrial
Oilfield services	$17,295	$14,823	$2,472	16.7%
Industrial equipment	7,064	2,831	4,233	149.5
Professional services	3,531	3,127	404	12.9
Other commercial and industrial	3,315	5,658	(2,343)	(41.4)
Total commercial and industrial loans	$31,205	$26,439	$4,766	18.0

The following table shows the scheduled contractual maturities of our loans as of December 31, 2025. Demand loans, loans having no stated schedule of repayments and no stated maturity, and overdrafts are reported as due in one year or less. The amounts shown below do not take into account loan prepayments.

	Amounts due after December 31, 2025 in
(Dollars in thousands)	One year or less	After one year through five years	After five years through 15 years	After 15 years	Total
One- to four-family residential	$902	$6,312	$32,076	$40,833	$80,123
Commercial real estate	951	24,579	6,708	634	32,872
Construction and land	13,269	5,055	447	35	18,806
Multi-family residential	469	2,940	1,900	-	5,309
Commercial and industrial	9,655	18,747	2,775	28	31,205
Consumer	441	1,360	94	-	1,895
Total	$25,687	$58,993	$44,000	$41,530	$170,210

The following table shows the dollar amount of our loans at December 31, 2025, due after December 31, 2026, as shown in the preceding table, which have fixed interest rates or which have floating or adjustable interest rates.

(Dollars in thousands)	Fixed-Rate	Floating or Adjustable-Rate	Total
Amounts due after December 31, 2026
One- to four-family residential	$35,727	$43,494	$79,221
Commercial real estate	21,794	10,127	31,921
Construction and land	547	4,990	5,537
Multi-family residential	2,940	1,900	4,840
Commercial and industrial	17,916	3,634	21,550
Consumer	1,317	137	1,454
Total	$80,241	$64,282	$144,523

Allowance for Credit Losses. At December 31, 2025, the allowance for credit losses on loans totaled $2.4 million, or 1.39% of total loans, compared to $2.5 million, or 1.51% of total loans, at December 31, 2024. The decline in the ratio of the allowance to total loans largely reflects the impact of net charge-offs and a decline in the estimated allowance for credit losses on individually evaluated loans during 2025. The allowance for credit losses on unfunded commitments totaled $211,000, up $90,000 from December 31, 2024. The total provision for credit losses on loans and unfunded commitments was $60,000 for 2025 and was largely attributable to increases in construction loan commitments and outstanding loan balances during 2025.

The following table shows changes in our allowance for credit losses and other related data for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,522	$2,124
Provision for (reversal of) credit losses	(30)	667
Net loan (charge-offs) recoveries:
One- to four-family residential	(112)	(92)
Commercial real estate	-	(14)
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	17	(128)
Consumer	(30)	(35)
Total net charge-offs	(125)	(269)
Balance, end of period	$2,367	$2,522

Unfunded lending commitments:
Balance, beginning of period	$121	$257
Provision for (reversal of) credit losses on unfunded lending commitments	90	(136)
Balance, end of period	$211	$121

Total provision for credit losses	$60	$531

Total loans at end of period	$170,210	$167,076
Total non-accrual loans at end of period	2,248	1,567
Total non-performing loans at end of period	2,643	1,631
Total average loans	167,038	155,867

Allowance for credit losses on loans as a percent of:
Total loans	1.39%	1.51%
Non-accrual loans	105.29	160.94
Non-performing loans	89.56	154.63

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.14)%	(0.11)%
Commercial real estate	-	(0.06)
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	0.07	(0.56)
Consumer	(1.38)	(1.51)
Total loans	(0.07)	(0.17)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During 2025, the Company downgraded a $3.3 million non-real estate, commercial loan relationship to substandard due to declines in debt service coverage. All loans within the relationship have paid as agreed and, at December 31, 2025, were current and performing.

	At December 31,
(Dollars in thousands)	2025	2024
Substandard loans
One- to four-family residential	$2,699	$2,417
Commercial real estate	254	227
Construction and land	128	158
Multi-family residential	-	-
Commercial and industrial	1,949	-
Consumer	-	-
Total substandard loans	$5,030	$2,802

Non-accruing loans
One- to four-family residential	$2,228	$1,530
Commercial real estate	-	-
Construction and land	20	37
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	2,248	1,567
Accruing loans 90 days or more past due
One- to four-family residential	272	64
Commercial real estate	32	-
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	91	-
Consumer	-	-
Total accruing loans 90 days or more past due	395	64
Total non-performing loans	2,643	1,631
Foreclosed assets	34	194
Total non-performing assets	$2,677	$1,825

Total loans	$170,210	$167,076
Total assets	282,927	276,697

Total non-accruing loans as a percentage of total loans	1.32%	0.94%
Total non-performing loans as a percentage of total loans	1.55	0.98
Total non-performing loans as a percentage of total assets	0.93	0.59
Total non-performing assets as a percentage of total assets	0.95	0.66

The following table shows how our allowance for credit losses is allocated by type of loan at each of the dates indicated.

	December 31,
	2025			2024
(Dollars in thousands)	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans	Amount of Allowance	Percent of Allowance to Total Allowance	Percent of Loans in Category to Total Loans
One-to four-family residential	$1,323	55.9%	47.1%	$1,164	46.2%	48.5%
Commercial real estate	267	11.3	19.3	192	7.6	13.2
Construction and land	295	12.5	11.0	528	20.9	19.7
Multi-family residential	80	3.4	3.1	35	1.4	1.5
Commercial and industrial	371	15.7	18.3	372	14.8	15.8
Consumer	31	1.2	1.2	26	1.0	1.3
Unallocated	-	-	-	205	8.1	-
Total	$2,367	100.0%	100.0%	$2,522	100.0%	100.0%

Investment Securities. Total investment securities, available-for-sale and held-to-maturity, amounted to $65.4 million at December 31, 2025, up $23.2 million, or 55.1%, compared to $42.2 million in investment securities at December 31, 2024. During 2025, the Company purchased $20.2 million of variable-rate and $6.3 million of fixed-rate securities. The weighted average yield of the securities purchased during 2025 was 4.72% at December 31, 2025.

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

Net unrealized losses on securities available-for-sale totaled $3.1 million at December 31, 2025, compared to $4.5 million at December 31, 2024. Unrealized losses on available-for-sale securities relate principally to higher market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table sets forth the composition of our investment securities portfolio as of the dates indicated.

	December 31,
	2025			2024
(Dollars in thousands)	Amortized Cost	% of Total	Fair Value	Amortized Cost	% of Total	Fair Value
Securities available-for-sale
Mortgage-backed securities	$51,820	75.7%	$48,888	$31,511	67.5%	$27,202
U.S. Government and agency obligations	-	-	-	-	-	-
Municipal obligations	1,697	2.5	1,579	1,704	3.7	1,510
Total securities available-for-sale	53,517	78.2	50,467	33,215	71.2	28,712

Securities held-to-maturity
U.S. Government and agency obligations	13,000	19.0	11,577	13,000	27.9	10,860
Municipal obligations	1,917	2.8	1,990	447	0.9	424
Total securities held to maturity	14,917	21.8	13,567	13,447	28.8	11,284
Total investment securities	$68,434	100.0%	$64,034	$46,662	100.0%	$39,996

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at December 31, 2025.

	Contractual Maturity as of December 31, 2025
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,312	$338	$46,170	$51,820
U.S. Government and agency obligations	-	9,000	4,000	-	13,000
Municipal obligations	-	1,070	2,544	-	3,614
Total	$-	$15,382	$6,882	$46,170	$68,434

Weighted average yield
Mortgage-backed securities	-%	4.45%	4.70%	3.46%	3.57%
U.S. Government and agency obligations	-	1.24	2.46	-	1.61
Municipal obligations	-	3.36	3.39	-	3.38
Total weighted average yield	-	2.50	2.91	3.46	3.19

Securities are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities. Weighted average yields are calculated by dividing the estimated annual income by the average amortized cost of the applicable securities.

The following table sets forth the dollar value of our investment securities which have fixed interest rates or which have floating or adjustable interest rates at each of the dates indicated.

	December 31,
(Dollars in thousands)	2025	2024

Fixed-rate
Available-for-sale, at fair value	$31,659	$28,679
Held-to-maturity	14,917	13,447
Total fixed-rate	46,576	42,126

Adjustable-rate
Available-for-sale, at fair value	18,808	33
Held-to-maturity	-	-
Total adjustable-rate	18,808	33
Total investment securities	$65,384	$42,159

Deposits. The following table presents total deposits by account type as of the dates indicated.

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$29,991	16.2%	$28,281	15.2%	$1,710	6.0%
Interest-bearing demand deposits	32,851	17.7	48,334	26.0	(15,483)	(32.0)
Money market	10,235	5.5	10,729	5.8	(494)	(4.6)
Savings	53,831	29.1	37,639	20.3	16,192	43.0
Certificates of deposit	58,366	31.5	60,691	32.7	(2,325)	(3.8)
Total deposits	$185,274	100.0%	$185,674	100.0%	$(400)	(0.2)

The ratio of the Company’s total loans to deposits was 91.9% and 90.0% as of December 31, 2025 and 2024, respectively.

The decline in interest-bearing demand deposits was largely due to fluctuations in public fund balances. Total public fund deposits were $26.4 million, or 14.3% of total deposits, at December 31, 2025, compared to $35.6 million, or 19.2% of total deposits, at December 31, 2024. At December 31, 2025, approximately 59% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits from municipalities within our market, compared to 83% at December 31, 2024. At December 31, 2025, a larger portion of public funds were held in savings accounts and certificates of deposit.

The increase in savings deposits was primarily attributable to our high-yield savings special. The competitive offering has been successful at attracting new deposits and deepening relationships with existing customers. Certificates of deposit declined primarily due to the scheduled maturity of $5.0 million of brokered deposits, which was partially offset by growth driven by in-market rate specials.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $50.1 million at December 31, 2025 and $53.7 million at December 31, 2024. Total uninsured non-public funds deposits were approximately $28.8 million and $22.5 million at December 31, 2025 and 2024, respectively. At December 31, 2025, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $25.3 million or $20.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

The following table shows the average balance of each type of deposit and the average rate paid on each type of interest-bearing deposit for the periods indicated.

	Year Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest Expense	Average Rate Paid	Average Balance	Interest Expense	Average Rate Paid
Interest-bearing demand deposits	$36,276	$379	1.04%	$37,242	$287	0.77%
Money market	10,226	236	2.31	13,467	266	1.98
Savings accounts	47,059	1,330	2.83	36,043	881	2.44
Certificates of deposit	56,919	1,846	3.24	56,498	1,795	3.18
Total interest-bearing deposits	150,480	3,791	2.52	143,250	3,229	2.25
Non-interest-bearing demand deposits	29,006	-		28,842	-
Total deposits	$179,486	$3,791		$172,092	$3,229

The following table shows the maturities and weighted average contractual interest rates of our total certificates of deposit at December 31, 2025 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2025 maturing in:
Three months or less	$19,309	3.54%
Over three months through six months	18,671	3.31
Over six through 12 months	14,927	2.94
Over 12 months	5,459	1.70
Total certificates of deposit	$58,366	3.14

The following table shows the maturities and weighted average contractual interest rates of our certificates of deposit in excess of the FDIC insurance limit (generally, $250,000) at December 31, 2025 by time remaining to maturity.

(Dollars in thousands)	Amount	Weighted Average Rate
Balance at December 31, 2025 maturing in:
Three months or less	$9,354	4.00%
Over three months through six months	5,329	3.39
Over six through 12 months	4,330	2.95
Over 12 months	469	1.75
Total certificates of deposit with balances in excess of $250,000	$19,482	3.55

Borrowings. Total borrowings at December 31, 2025 were $14.7 million, up $5.2 million, or 54.1%, from December 31, 2024. The Company increased borrowings to partially fund the growth in investment securities during 2025.

Borrowings outstanding at December 31, 2025 consisted of FHLB advances. The carrying value of our FHLB advances reflects deferred prepayment penalties on advances restructured in December of 2020. Deferred prepayment penalties on our FHLB advances totaled $268,000 and $442,000 at December 31, 2025 and 2024, respectively.

The following table shows certain information regarding our borrowings at or for the dates indicated:

	At or For the Year Ended
	December 31,
(Dollars in thousands)	2025	2024
Advance from Federal Reserve Bank of Atlanta
Average balance	$-	$16,918
Maximum balance at any month-end during the period	-	21,000
Balance at end of period	-	-

Average interest rate during the period	-%	4.81%
Weighted average interest rate at end of period(1)	-	-

Advances from FHLB
Average balance	$10,676	$9,475
Maximum balance at any month-end during the period	19,723	10,261
Balance at end of period	14,732	9,558

Average interest rate during the period	2.94%	2.89%
Weighted average interest rate at end of period(1)	2.49	0.93
(1)	Reflects the weighted average contractual rate of advances.

Shareholders’ Equity. Shareholders’ equity totaled $81.7 million, or 28.9% of total assets, at December 31, 2025, up $1.5 million, or 1.9%, from $80.2 million, or 29.0% of total assets, at December 31, 2024. During 2025, the impacts of net income and the decline in unrealized losses on available-for-sale securities were partially offset by the Company’s repurchases of its common stock.

During the year ended December 31, 2025, the Company repurchased 203,239 shares of its common stock at an average cost of $12.72 per share.  Of those shares, 187,150 shares were repurchased under the Company’s November 2024 Repurchase Plan and 16,089 shares were repurchased under the November 2025 Repurchase Plan. Under the November 2025 Repurchase Plan, 188,911 shares of the Company’s common stock were available for repurchase at December 31, 2025.

Since the announcement of our first share repurchase plan on January 26, 2023 and through December 31, 2025, the Company has repurchased a total of 1,215,089 shares of its common stock, or approximately 23% of the common shares originally issued, at an average cost per share of $12.06. At December 31, 2025, the Company had common shares outstanding of 4,074,911.

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

	Year Ended December 31,
	2025			2024
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$167,038	$11,161	6.68%	$155,867	$10,128	6.50%
Investment securities(2)	53,129	1,425	2.72	54,235	1,063	1.97
Other interest-earning assets	30,379	1,310	4.31	51,552	2,671	5.18
Total interest-earning assets	250,546	13,896	5.55	261,654	13,862	5.30
Non-interest-earning assets	21,869			20,163
Total assets	$272,415			$281,817
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	93,561	1,945	2.08%	86,752	1,434	1.65%
Certificates of deposit	56,919	1,846	3.24	56,498	1,795	3.18
Total interest-bearing deposits	150,480	3,791	2.52	143,250	3,229	2.25
Borrowings	10,703	315	2.94	26,393	1,088	4.12
Total interest-bearing liabilities	161,183	4,106	2.55	169,643	4,317	2.54
Non-interest-bearing liabilities	30,250			30,694
Total liabilities	191,433			200,337
Shareholders' equity	80,982			81,480
Total liabilities and shareholders' equity	$272,415			$281,817
Net interest-earning assets	$89,363			$92,011
Net interest income; average interest rate spread		$9,790	3.00%		$9,545	2.76%
Net interest margin(3)			3.92			3.65
Average interest-earning assets to average interest-bearing liabilities			155.44			154.24
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Year Ended
	December 31, 2025 vs 2024
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$293	$740	$1,033
Investment securities	388	(26)	362
Other interest-earning assets	(395)	(966)	(1,361)
Total interest income	286	(252)	34
Interest expense:
Demand deposits, money market and savings accounts	392	119	511
Certificates of deposit	38	13	51
Total deposits	430	132	562
Borrowings	(394)	(379)	(773)
Total interest expense	36	(247)	(211)
Increase (decrease) in net interest income	$250	$(5)	$245

Comparison of Results of Operation for the Years Ended December 31, 2025 and 2024

General. For the year ended December 31, 2025, the Company reported net income of $2.1 million, or $0.56 diluted EPS, compared to a net loss of $3.1 million for the year ended December 31, 2024. The following table summarizes the changes in net income (loss) for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Selected Operating Data
Total interest income	$13,896	$13,862	$34	0.2%
Total interest expense	4,106	4,317	(211)	(4.9)
Net interest income	9,790	9,545	245	2.6
Provision for credit losses	60	531	(471)	(88.7)
Total non-interest income (loss)	1,358	(3,840)	5,198	135.4
Total non-interest expense	8,584	9,157	(573)	(6.3)
Income tax expense (benefit)	452	(894)	1,346	150.6
Net income (loss)	$2,052	$(3,089)	$5,141	166.4

During the three months ended March 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million. Non-interest expense for 2025 was down compared to 2024 primarily due to expenses incurred during 2024 related to the Company’s upgrade to a new core processing system.

Interest Income. The following table summarizes the changes in interest income for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Interest Income
Loans receivable, including fees	$11,161	$10,128	$1,033	10.2%
Investment securities	1,425	1,063	362	34.1
Cash and due from banks	1,254	2,585	(1,331)	(51.5)
Other earning assets	56	86	(30)	(34.9)
Total interest income	$13,896	$13,862	$34	0.2

The average yield on loans was 6.68% for 2025, up 18 basis points (“bps”) from 6.50% for 2024. Average loans were $167.0 million in 2025, up $11.2 million, or 7.2%, compared to 2024.

The increase in interest income on investment securities was primarily due to an increase in the average rate earned on our investment securities portfolio for 2025 compared to 2024. The average rate earned on our investment securities portfolio was 2.72% for 2025, up 75 bps compared to 2024, primarily due to the impact of higher-yielding investment securities purchased during 2024 and 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in certain preceding tables, decreased mainly due to the decline in the average balance of interest-earning cash, as well as a decline in the average rate earned. The average rate earned on other interest-earning assets was 4.31% for 2025, down 87 bps compared to 2024.

Interest Expense. The following table summarizes the changes in interest expense for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Interest Expense
Demand deposits, money market and savings accounts	$1,945	$1,434	$511	35.6%
Certificates of deposit	1,846	1,795	51	2.8
Borrowings	315	1,088	(773)	(71.0)
Total interest expense	$4,106	$4,317	$(211)	(4.9)

The average rate paid on interest-bearing deposits was 2.52% during 2025, up 27 bps from 2.25% during 2024 largely driven by growth in high-yield savings account balances and an increase in the average rate paid on interest-bearing demand deposits. Interest expense on borrowings decreased in 2025 compared to 2024 mainly due to the payoff of a BTFP advance during the fourth quarter of 2024.

Net Interest Income. The increase in net interest margin and net interest income in 2025 compared to 2024, presented in the preceding tables, was primarily the result of loan growth during the last nine months of 2024 and the payoff of our BTFP advance.

Provision for Credit Losses. The total provision for credit losses on loans and unfunded commitments was $60,000 for 2025 and was largely attributable to increases in construction loan commitments and outstanding loan balances during 2025. In 2024, the provision for credit losses totaled $531,000 and was largely attributable to commercial loan growth and an increase in the allowance for credit losses on individually evaluated residential loans.

Non-interest Income (Loss). The following table summarizes the changes in non-interest income (loss) for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Non-interest Income (Loss)
Service charges on deposit accounts	$781	$798	$(17)	(2.1)%
Bank-owned life insurance	494	463	31	6.7
Loss on sale of investment securities	-	(5,507)	5,507	100.0
Federal community development grant	-	280	(280)	(100.0)
Other	83	126	(43)	(34.1)
Total non-interest income (loss)	$1,358	$(3,840)	$5,198	135.4

During 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million and recognized as income a $280,000 Bank Enterprise Award (“BEA”) Program grant from the Community Development Financial Institution (“CDFI”) Fund. The Company did not qualify for a similar award during 2025 and does not expect to qualify for future similar awards primarily due to the increase in our commercial lending activities.

Non-interest Expense. The following table summarizes the changes in non-interest expense for the periods indicated.

	Year Ended December 31,
(Dollars in thousands)	2025	2024	Change
Non-interest Expense
Salaries and employee benefits	$5,153	$4,830	$323	6.7%
Occupancy and equipment	823	765	58	7.6
Data processing and communication	718	1,349	(631)	(46.8)
Professional fees	404	469	(65)	(13.9)
Directors’ fees	477	461	16	3.5
Foreclosed assets, net	(85)	74	(159)	(214.9)
Other	1,094	1,209	(115)	(9.5)
Total non-interest expense	$8,584	$9,157	$(573)	(6.3)

Total non-interest expense for 2024 included $531,000 of data conversion and other associated expenses related to the Company’s upgrade to a new core processing system, which occurred during the first quarter of 2024.

Salaries and employee benefits expense increased in 2025 compared to 2024 primarily due to higher salaries and wages, increased bonus expense, and new grants of share-based compensation issued in June 2025.

Occupancy and equipment expense increased in 2025 compared to 2024 mainly due to new ATMs, computers, and other technology upgrades.

Data processing and communication expense for 2024 included $509,000 of data conversion and other associated expenses due to the Company’s upgrade to a new core processing system. In addition to the expense savings related to our new core processing system, data processing and communication expense in 2025 also benefited from our transition to a new internet provider and a new contract for our loan document management solution.

In 2024, professional fees associated with obtaining the BEA Program grant totaled $42,000 and were expensed during the three months ended September 30, 2024. Lower legal and audit expenses also contributed to lower professional fees during 2025 compared to 2024.

Foreclosed assets expenses and losses for 2025 were offset by $216,000 of insurance proceeds received for fire and flood damages related to foreclosed properties.

Income Tax Expense (Benefit). The Company reported income tax expense of $452,000 for 2025, compared to an income tax benefit of $894,000 for 2024. The change in income taxes over the comparable periods was largely due to the loss on sales of investment securities in 2024.

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

Net Interest Income Analysis.  We model and analyze potential changes to net interest income over a twelve-month period under rising and falling interest rate scenarios. Our primary model used to analyze the impact of changes in interest rates on net interest income assumes a static balance sheet, applies immediate and sustained rate shocks and assumes no management intervention over the forecast period.  The following table summarizes the results of our net interest income model as of December 31, 2025, which estimates the impact of immediate and sustained changes in interest rates on net interest income over the following twelve months.

(Dollars in thousands)	Net Interest Income	$ Change	% Change
Change in Interest Rates in Basis Points (Rate Shock):
200	$10,145	$126	1.3%
100	10,094	75	0.7
Static	10,019	-	-
(100)	9,856	(163)	(1.6)
(200)	9,614	(405)	(4.0)

The above table indicates that as of December 31, 2025, in the event of an immediate and sustained 100 basis point decrease in interest rates, our net interest income for the 12 months ending December 31, 2026 would be expected to decrease by $163,000 or 1.6%.

Economic Value of Equity.  Economic value of equity (“EVE”) represents the market value of portfolio equity, which is different from book value, and is equal to the market value of assets minus the market value of liabilities (that is, the difference between incoming and outgoing discounted cash flows of assets and liabilities) with adjustments made for off-balance sheet items. The EVE ratio, under any interest rate scenario, is defined as the EVE in that scenario divided by the market value of assets in the same scenario. The following table sets forth our EVE as of December 31, 2025 and reflects the changes to EVE as a result of immediate and sustained changes in interest rates as indicated.

	Economic Value of Equity			EVE as % of Fair Value of Assets
(Dollars in thousands)	Amount	$ Change	% Change	EVE Ratio	Change
Change in Interest Rates In Basis Points (Rate Shock):
200	$82,623	$(3,798)	(4.4)%	30.7%	(0.3)%
100	84,626	(1,795)	(2.1)	30.9	(0.1)
Static	86,421	-	-	31.0	-
(100)	87,522	1,101	1.3	31.0	(0.1)
(200)	87,864	1,443	1.7	30.6	(0.4)

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

At December 31, 2025, our borrowed funds consisted of FHLB advances with a net carrying value of $14.7 million. The table below summarizes our unused and available liquidity sources as of December 31, 2025.

(Dollars in thousands)	December 31, 2025
Advances from the Federal Home Loan Bank of Dallas	$49,664
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	32,761
Total unused and available liquidity	$100,225

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $20.0 million custodial letter of credit outstanding from the FHLB as of December 31, 2025, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At December 31, 2025, the Company used $20.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The details of these cash flow classifications are presented on the statement of cash flows included in Item 8 of this Form 10-K. The most significant uses and sources of cash flows during the year ended December 31, 2025 included:

●	$26.5 million in outflows due to purchases of investment securities
●	$5.0 million in net advances from the FHLB
●	$3.3 million in net cash provided by operations
●	$4.6 million in proceeds from maturities and paydowns of investment securities
●	$3.3 million in outflows due to a net increase in total loans
●	$2.6 million in outflows for the repurchase of the Company’s common stock

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

The following table summarizes our outstanding off-balance sheet commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at December 31, 2025.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at December 31, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$1,740	$1,740	$-	$-	$-
Undisbursed portion of construction loans in process	13,787	3,538	10,249	-	-
Unused lines of credit	15,020	12,675	767	15	1,563
Unused overdraft privilege amounts	1,238	-	-	-	1,238
Letters of credit	-	-	-	-	-
Total commitments	$31,785	$17,953	$11,016	$15	$2,801

The following table summarizes our contractual cash obligations at December 31, 2025.

		Payments Due By Period
(Dollars in thousands)	Total at December 31, 2025	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$58,366	$52,907	$4,969	$490	$-
Borrowings	15,000	8,000	7,000	-	-
Total term debt	$73,366	$60,907	$11,969	$490	$-

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits is not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at December 31, 2025 and December 31, 2024. Management is not aware of any conditions or events since the most recent notification that would change our category. Refer to Note 9 of the financial statements included in Item 8 of this Form 10-K for more detail on the Bank’s capital.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our financial statements included in Item 8 of this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

The Company is a smaller reporting company, as defined by Rule 12b-2 of the Exchange Act, therefore it is not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Catalyst Bancorp, Inc.

Opelousas, Louisiana

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of financial condition of Catalyst Bancorp, Inc. (the “Company”) as of December 31, 2025, and the related consolidated statements of income (loss), comprehensive income, changes in shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, P.C.

We have served as the Company’s auditor since 2024.

Baton Rouge, Louisiana

March 31, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors
Catalyst Bancorp, Inc.

Opelousas, LA

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Catalyst Bancorp, Inc. (the Company) as of December 31, 2024, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Castaing, Hussey & Lolan, LLC

We served as the Company’s auditor from 2020 to 2025.

New Iberia, LA

March 28, 2025

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Non-interest-bearing cash	$4,132	$4,076
Interest-bearing cash and due from banks	21,073	40,219
Total cash and cash equivalents	25,205	44,295
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $53,517 and $33,215, respectively)	50,467	28,712
Securities held-to-maturity (fair value of $13,567 and $11,284, respectively)	14,917	13,447
Loans receivable, net of unearned income	170,210	167,076
Allowance for credit losses	(2,367)	(2,522)
Loans receivable, net	167,843	164,554
Accrued interest receivable	907	851
Foreclosed assets	34	194
Premises and equipment, net	5,850	6,085
Stock in correspondent banks, at cost	1,139	1,961
Bank-owned life insurance	14,983	14,489
Other assets	1,582	2,109
TOTAL ASSETS	$282,927	$276,697

LIABILITIES
Deposits
Non-interest-bearing	$29,991	$28,281
Interest-bearing	155,283	157,393
Total deposits	185,274	185,674
Borrowings	14,732	9,558
Other liabilities	1,196	1,261
TOTAL LIABILITIES	201,202	196,493

Commitments and contingencies (Note 11)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,074,911 and 4,278,150 issued and outstanding, respectively	41	43
Additional paid-in capital	37,363	39,561
Unallocated common stock held by benefit plans	(5,182)	(5,702)
Retained earnings	51,912	49,860
Accumulated other comprehensive loss	(2,409)	(3,558)
TOTAL SHAREHOLDERS' EQUITY	81,725	80,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$282,927	$276,697

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Year Ended December 31,
(Dollars in thousands, except per share data)	2025	2024
INTEREST INCOME
Loans receivable, including fees	$11,161	$10,128
Investment securities	1,425	1,063
Cash and due from banks	1,254	2,585
Other earning assets	56	86
Total interest income	13,896	13,862
INTEREST EXPENSE
Deposits	3,791	3,229
Borrowings	315	1,088
Total interest expense	4,106	4,317
Net interest income	9,790	9,545
Provision for credit losses	60	531
Net interest income after provision for credit losses	9,730	9,014
NON-INTEREST INCOME (LOSS)
Service charges on deposit accounts	781	798
Bank-owned life insurance	494	463
Loss on sale of investment securities	-	(5,507)
(Loss) gain on disposals and sales of fixed assets	(1)	6
Federal community development grant	-	280
Other	84	120
Total non-interest income (loss)	1,358	(3,840)
NON-INTEREST EXPENSE
Salaries and employee benefits	5,153	4,830
Occupancy and equipment	823	765
Data processing and communication	718	1,349
Professional fees	404	469
Directors’ fees	477	461
ATM and debit card	103	141
Foreclosed assets, net	(85)	74
Advertising and marketing	131	129
Regulatory fees and assessments	134	149
Franchise and shares tax	69	67
Other	657	723
Total non-interest expense	8,584	9,157
Income (loss) before income tax expense (benefit)	2,504	(3,983)
Income tax expense (benefit)	452	(894)
NET INCOME (LOSS)	$2,052	$(3,089)

Earnings (loss) per share - basic	$0.56	$(0.78)
Earnings (loss) per share - diluted	0.56	(0.78)

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Net income (loss)	$2,052	$(3,089)
Net change in unrealized gains (losses) on available-for-sale securities	1,453	(849)
Reclassification adjustment for losses included in net income (loss)	-	5,507
Income tax effect	(304)	(979)
Total other comprehensive income	1,149	3,679
Total comprehensive income	$3,201	$590

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock			Unallocated Common		Accumulated
(Dollars in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Stock Held by Benefit Plans	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2023	4,761,326	$48	$45,020	$(6,221)	$52,949	$(7,237)	$84,559
Net loss	-	-	-	-	(3,089)	-	(3,089)
Other comprehensive income	-	-	-	-	-	3,679	3,679
ESOP shares released for allocation	-	-	35	212	-	-	247
2022 Recognition and Retention Plan shares released for allocation	-	-	(307)	307	-	-	-
Stock compensation expense	-	-	565	-	-	-	565
Repurchase of common stock	(483,176)	(5)	(5,752)		-	-	(5,757)
BALANCE, DECEMBER 31, 2024	4,278,150	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	-	2,052	-	2,052
Other comprehensive income	-	-	-	-	-	1,149	1,149
ESOP shares released for allocation	-	-	55	212	-	-	267
2022 Recognition and Retention Plan shares released for allocation, including excise tax benefit	-	-	(299)	308	-	-	9
Stock compensation expense	-	-	630	-	-	-	630
Repurchase of common stock	(203,239)	(2)	(2,584)	-	-	-	(2,586)
BALANCE, DECEMBER 31, 2025	4,074,911	$41	$37,363	$(5,182)	$51,912	$(2,409)	$81,725

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,052	$(3,089)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Investment securities amortization, net	80	140
Stock dividends from correspondent banks	(46)	(83)
Amortization of prepayment penalties on debt restructuring	174	180
Provision for credit losses	60	531
Increase in cash surrender value of bank-owned life insurance	(494)	(463)
Loss on sales of investment securities	-	5,507
Loss (gain) on disposals and sales of premises and equipment	1	(6)
Stock-based compensation	897	812
Depreciation of premises and equipment	422	412
Net write-downs and losses on the sale of foreclosed assets	120	57
Deferred income tax	312	(894)
(Increase) decrease in other assets	(144)	44
(Decrease) increase in other liabilities	(147)	24
Net cash provided by operating activities	3,287	3,172
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	4,619	6,200
Proceeds from sales	-	42,525
Purchases	(24,991)	(7,873)
Activity in held-to-maturity securities:
Proceeds from maturities, calls, and paydowns	26	-
Purchases	(1,506)	-
Net increase in loans	(3,276)	(22,731)
Proceeds from sale of foreclosed assets	57	114
Purchases of premises and equipment	(188)	(430)
Proceeds from sale of premises and equipment	-	12
Purchase of Federal Home Loan Bank Stock	(303)	-
Proceeds from redemption of Federal Home Loan Bank Stock	1,171	-
Net cash (used in) provided by investing activities	(24,391)	17,817
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in deposits	(400)	20,052
Borrowings from the Federal Home Loan Bank of Dallas	33,251	793
Repayments of borrowings from Federal Home Loan Bank of Dallas	(28,251)	(793)
Borrowings from the Federal Reserve Bank of Atlanta	-	43,000
Repayments of borrowings from the Federal Reserve Bank of Atlanta	-	(53,000)
Repurchase of common stock	(2,586)	(5,757)
Net cash provided by financing activities	2,014	4,295
NET CHANGE IN CASH AND CASH EQUIVALENTS	(19,090)	25,284
CASH AND CASH EQUIVALENTS, beginning of period	44,295	19,011
CASH AND CASH EQUIVALENTS, end of period	$25,205	$44,295

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$17	$305

SUPPLEMENTAL SCHEDULE OF INTEREST AND TAXES PAID
Cash paid for interest	$3,980	$4,287
Cash paid for income taxes	116	200

The accompanying Notes are an integral part of these financial statements.

CATALYST BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”). The Bank has been in operation in the Acadiana region of south-central Louisiana since 1922 and offers commercial and retail banking products through six full-service locations.

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

Summary of Significant Accounting Policies

The accounting and reporting policies of the Company conform to accounting principles generally accepted in the United States of America. The more significant accounting and reporting policies are as follows:

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

Investment Securities

Securities that management has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for amortization of premiums and accretion of discounts that are recognized in interest income using methods approximating the interest method over the period to maturity. Available-for-sale securities consist of investment securities not classified as held-to-maturity securities. Non-credit related unrealized holding gains and losses, net of tax, on available-for-sale securities are included in other comprehensive income.

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

Expected credit-related losses for available-for-sale debt securities are recorded through an allowance for credit losses, while non-credit related losses are recognized through other comprehensive income. Held-to-maturity debt securities are presented at an amount net of a current estimate of expected credit losses. Consideration is given to the extent to which that fair value is less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period sufficient to allow for any anticipated recovery in fair value when estimating credit losses.

Loans Receivable

Loans receivable are carried at the amount of unpaid principal balances, net of deferred loan origination fees and discounts and the allowance for credit losses. Interest income on loans receivable is accrued at the applicable interest rate based on the unpaid principal balance. Loan origination fees and direct costs are deferred and amortized as an adjustment to loan yield (interest income) over the term of the related loans. Unamortized net fees or costs are recognized in interest income upon early repayment of the loans.

The accrual of interest is discontinued (“non-accrual status”) when management determines doubt exists as to the collectibility of the asset due to the borrower’s failure to meet repayment terms, the borrower’s deteriorating or deteriorated financial condition, or the depreciation of underlying collateral. Generally, with certain exceptions, loans are placed on non-accrual status when they are more than 90 days past due. When a loan is placed on non-accrual status, previously accrued and uncollected interest is charged against interest income on loans. Interest payments received on non-accrual loans are applied to reduce the principal balance. Loans are returned to accrual status when all past due payments are received in full and future payments are probable.

The allowance for credit losses on loans is established through a provision for credit losses charged to earnings. Loans, or portions of loans, are charged off against the allowance in the period that such loans, or portions thereof, are deemed uncollectible. Subsequent recoveries, if any, are credited to the allowance.

Transfers of Financial Assets

The Company engages in the transfer of financial assets, which primarily involves the sale of participation interests in loans that it originates and the purchase of participation interests in loans originated by other financial institutions. A transfer is recognized as a sale when control over the financial asset has been surrendered. Control is considered surrendered when (i) the transferred asset is legally isolated from the Company, even in bankruptcy; (ii) the transferee has the right to pledge or exchange the transferred interest without restriction; and (iii) the Company does not maintain effective control through repurchase agreements, call options, or other arrangements. When a transfer qualifies as a sale, the transferred portion is derecognized and any retained interest is recorded at fair value on the transfer date. The Company generally sells portions of loans that meet the definition of participation interests as defined in ASC 860; accordingly, such transfers typically qualify for sale accounting. The transfers generally occur at amounts that do not result in a gain or loss on the sale of loans.

Allowance for Credit Losses

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

The Company groups loans and unfunded lending commitments with similar risk characteristics into pools or segments and collectively evaluates each pool to estimate the allowance for credit losses. For each loan pool, the Company uses the remaining life method to calculate its current estimate of expected credit losses. The remaining life method applies an estimated average loss rate to the expected future outstanding balances of the relevant pool of loans. The estimated average loss rate is based on historical charge-off rates and the future balances or the remaining life of each pool is based on recent trends in the rate at which existing loans have paid-off or paid-down. We attempt to forecast the average loss rate for each pool over the first two years of the estimated remaining life, then revert to the long-term average after the forecast period. For each pool of loans, management also evaluates and applies qualitative adjustments to the calculated allowance for credit losses based on several factors, including, but not limited to, changes in current and expected future economic conditions, changes in industry experience and loan concentrations, changes in credit quality, changes in lending policies and personnel and changes in the competitive and regulatory environment of the banking industry.

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

Foreclosed Assets

Foreclosed assets include real property and other assets that have been acquired as a result of foreclosure. At the time of foreclosure, foreclosed assets are recorded at fair value, less cost to sell, which becomes the property’s new basis. Any write-downs based on the asset’s fair value at date of acquisition are charged to the allowance for credit losses on loans. After foreclosure, valuations are periodically performed and losses are recognized through a charge to earnings when the carrying amount of the foreclosed asset exceeds the estimate of its fair value, less costs to sell. Costs incurred in maintaining foreclosed assets and subsequent adjustments to the carrying amount of the assets are included in foreclosed assets expense. At December 31, 2025, the Company had no outstanding loans for which formal foreclosure proceedings were in process. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

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

Stock in Correspondent Banks

As a member of the Federal Home Loan Bank (“FHLB”) and as a client of First National Bankers Bank (“FNBB”), the Bank purchased and holds shares of capital stock in the FHLB and FNBB. The stock does not have a readily determinable fair value and is carried at cost, which approximates fair value. The Company’s investments in equity securities without readily determinable fair value are assessed for impairment and any impairment losses are included in net income. For the years ended December 31, 2025 and 2024, no impairment losses were recognized on stock in correspondent banks.

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

Borrowings

In December of 2020, the Company restructured its long-term borrowings from the FHLB. A portion of the debt was restructured to longer maturities at current market rates and accounted for as a modification or exchange of debt. A prepayment penalty for the restructuring was treated as a discount on the debt. The deferred prepayment penalty is amortized as an adjustment to interest expense using the interest method over the remaining life of the restructured borrowings.

Government Grants

Prior to 2025, the Bank applied for and received grant proceeds from the U.S. Department of the Treasury’s Community Development Financial Institutions (“CDFI”) Fund. The CDFI Fund helps promote access to capital and local economic growth in urban and rural low-income communities across the nation through monetary awards and the allocation of tax credits. The Company recognizes government grants as income when it is reasonably probable that conditions of the grant will be met and the grant will be received.

During the year ended December 31, 2025, the Bank did not apply for or receive any federal community development grant income. During the year ended December 31, 2024, the Bank received and recognized $280,000 of income due to a grant from the CDFI Fund’s Bank Enterprise Award Program. The Bank met the conditions of the grant by providing loans and financial services directly to residents and businesses located in distressed communities. Income from the federal community development grants are reported in non-interest income.

Income Taxes

Deferred income tax assets and liabilities are determined using the asset and liability (or balance sheet) method. Deferred income tax assets and liabilities are determined based on the tax effects of the temporary differences between the book and tax bases of the various assets and liabilities and gives current recognition to changes in tax rates and laws. At December 31, 2025 and 2024, the Company’s net deferred tax asset totaled $834,000 and $1.5 million, respectively, and is included in other assets on the statement of financial condition. The most significant portions of the net deferred tax asset are the deferred tax benefits related to unrealized losses on available-for-sale securities and the Company’s net operating loss for 2024.

The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized. At December 31, 2025 and 2024, the Company has not recorded a valuation allowance for its deferred tax assets. Realizing our deferred tax assets principally depends upon our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors. We may adjust our deferred tax asset balances if our judgments change, which may impact total income tax expense in future periods.

A tax position is recognized or derecognized based on a “more likely than not” threshold. This applies to positions taken or expected to be taken in a tax return where there is uncertainty about whether a tax position will ultimately be sustained upon examination. The Company has evaluated its tax position and determined that it does not have any uncertain tax positions.

Off-balance Sheet Financial Instruments

In the ordinary course of business, the Company has entered into off-balance-sheet financial instruments consisting of commitments to extend credit and letters of credit. Such financial instruments are recorded in the financial statements when they are funded.

Fair Values of Financial Instruments

Fair value is an exit price, representing the amount that would be received to sell an asset or to transfer a liability in an orderly transaction between market participants. Fair value measurements are not adjusted for transaction costs. The Company applies a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quotes priced in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements).

The following methods and assumptions were used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value:

Cash and cash equivalents

The carrying amounts reported in the statements of financial condition for cash and cash equivalents approximate those assets’ fair values and are classified within Level 1 of the fair value hierarchy.

Investment securities

The fair market values of investment securities are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

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

Stock-Based Compensation

In March 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement. Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. The Company measures stock compensation expense based on the fair market value of the instrument as of the grant date and is recognized over the service period, which is usually the vesting period. The Company has elected to account for forfeitures of stock awards as they occur and reverses compensation expense previously recognized in the period the award is forfeited.

Advertising Costs

The Company expenses all advertising costs as incurred. There were no direct response advertising costs capitalized as of December 31, 2025 or 2024. Advertising and marketing expense totaled $131,000 and $129,000 for the years ended December 31, 2025 and 2024, respectively.

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

Segment Reporting

The Company determined that all of its banking operations serve a similar customer base, offer similar products and services, and are managed through similar processes. Therefore, the Company’s banking operations are aggregated into one reportable segment, which generates income principally from interest on loans and investment securities, as well as from fees charged in connection with various loan and deposit services. The chief operating decision maker

(“CODM”) is the Chief Executive Officer, who for the purposes of assessing performance, making operating decisions, and allocating Company resources, regularly reviews net income as reported in the accompanying consolidated statements of income. The level of disaggregation and amounts of significant segment income and expenses, such as interest income, interest expense, provision for credit losses, salaries and employee benefits expense and other items, that are regularly provided to the CODM are the same as those presented in the accompanying consolidated statements of income. Likewise, the measure of segment assets is reported on the accompanying consolidated statements of financial condition as total assets.

Recent Accounting Pronouncements

Accounting Standards Adopted in 2025

ASU No. 2023-09. On January 1, 2025, the Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, using the retrospective method. The amendments in this ASU require further granularity on the disclosure of specific categories in the income tax rate reconciliation and provide additional qualitative information for reconciling items that meet a quantitative threshold, as well as disclosure of the amount of income taxes paid disaggregated by federal, state, and foreign taxes and disaggregated by individual jurisdictions. There was no impact on the Company’s consolidated financial condition or results of operations upon adoption.

Accounting Standards Updates Issued, but Not Adopted

ASU No. 2024-03. In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses. The amendments in this ASU require disclosure, in the notes to the financial statements, of specified qualitative and quantitative information about certain costs and expenses, such as employee compensation, depreciation, and intangible asset amortization. Disclosure requirements also include a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, among other items. The Company expects to adopt the amendments in ASU 2024-03 for periods beginning after December 31, 2026. As the update contains only amendments to disclosure requirements, adoption will have no impact on the Company’s consolidated financial condition or results of operations.

ASU No. 2025-08. In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Under the guidance in this ASU, loans acquired without credit deterioration (“non-PCD loans”) and deemed “seasoned” are referred to as “purchased seasoned loans” and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned under the ASU. The gross-up approach results in recognizing loans at their purchase price plus an allowance for credit losses. Under previous guidance, the allowance for credit losses on non-PCD loans was recognized with a corresponding charge to earnings through the provision for credit losses at the acquisition date. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively to loans that are acquired on or after the initial application date. The Company early adopted ASU 2025-08 beginning January 1, 2026. Since ASU 2025-08 only affects prospective loan acquisitions and the Company has not purchased loans, there was no effect of adoption on the Company’s consolidated financial statements.

ASU No. 2025-10. In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities. The ASU provides guidance on how business entities should recognize, measure, and present government grants received. ASU 2025-10 is effective for annual reporting periods beginning after December 15, 2028, including interim periods within those fiscal years, with early adoption permitted. The amendments in this update may be applied using a modified prospective, modified retrospective, or retrospective approach. The Company does not expect to receive government grants in the future, however if the guidance becomes applicable, we expect to apply the amendments prospectively. We will continue to assess the effects of adopting ASU 2025-10 on our consolidated financial statements and related disclosures.

NOTE 2. EARNINGS (LOSS) PER SHARE

Earnings (loss) per common share was computed based on the following:

	Year Ended December 31,
(In thousands, except per share data)	2025	2024
Numerator
Net income (loss) available to common shareholders	$2,052	$(3,089)

Denominator
Weighted average common shares outstanding	4,164	4,486
Weighted average unallocated common stock held by benefit plans	(502)	(547)
Weighted average shares - basic	3,662	3,939
Effect of dilutive stock-based awards(1):
Stock options	-	-
Restricted stock	13	-
Weighted average shares - assuming dilution	3,675	3,939

Basic earnings (loss) per common share	$0.56	$(0.78)
Diluted earnings (loss) per common share	0.56	(0.78)
(1)	The computation of diluted earnings (loss) per common share for the year ended December 31, 2024 does not include the impact of dilutive stock-based awards because to do so would be antidilutive for a period with a net loss.

Diluted earnings per share was computed using the treasury stock method. The following table presents the weighted average of potentially dilutive common shares attributable to outstanding stock options and restricted stock that were anti-dilutive and excluded from the calculation of diluted earnings per share.

	Year Ended December 31,
(In thousands)	2025	2024
Weighted average of anti-dilutive stock-based awards:
Stock options	323	295
Restricted stock	2	16

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$51,820	$129	$(3,061)	$48,888
Municipal obligations	1,697	18	(136)	1,579
Total available-for-sale	$53,517	$147	$(3,197)	$50,467
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,423)	$11,577
Municipal obligations	1,917	83	(10)	1,990
Total held-to-maturity	$14,917	$83	$(1,433)	$13,567

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$31,511	$18	$(4,327)	$27,202
Municipal obligations	1,704	4	(198)	1,510
Total available-for-sale	$33,215	$22	$(4,525)	$28,712
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(2,140)	$10,860
Municipal obligations	447	-	(23)	424
Total held-to-maturity	$13,447	$-	$(2,163)	$11,284

There were no securities transferred between classifications during the years ended December 31, 2025 and 2024. There were no sales of investment securities during the year ended December 31, 2025. During the year ended December 31, 2024, the Company sold 50 available-for-sale investment securities for a total pre-tax loss of $5.5 million.

Accrued interest receivable on the Company’s investment securities totaled $183,000 and $142,000 at December 31, 2025 and 2024, respectively.

Investment securities with a carrying amount of $25.3 million and $15.1 million were pledged to secure public deposits as required or permitted by law at December 31, 2025 and 2024, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits. At December 31, 2025 and 2024, $20.0 million and $25.0 million, respectively, of the custodial letter of credit was pledged as collateral for pubic deposits.

At December 31, 2025 and 2024, other than securities issued by U.S. Government agencies or government-sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at December 31, 2025:

	December 31, 2025
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	633	652	9,437	8,601
After five through ten years	1,064	927	5,480	4,966
After ten years	-	-	-	-
Subtotal	1,697	1,579	14,917	13,567
Mortgage-backed securities	51,820	48,888	-	-
Total	$53,517	$50,467	$14,917	$13,567

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at December 31, 2025 and December 31, 2024 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$18,992	$(49)	$19,793	$(3,012)	$38,785	$(3,061)
Municipal obligations	-	-	928	(136)	928	(136)
Total available-for-sale	$18,992	$(49)	$20,721	$(3,148)	$39,713	$(3,197)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,577	$(1,423)	$11,577	$(1,423)
Municipal obligations	-	-	427	(10)	427	(10)
Total held-to-maturity	$-	$-	$12,004	$(1,433)	$12,004	$(1,433)
Total	$18,992	$(49)	$32,725	$(4,581)	$51,717	$(4,630)

	December 31, 2024
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$3,274	$(90)	$18,135	$(4,237)	$21,409	$(4,327)
Municipal obligations	-	-	878	(198)	878	(198)
Total available-for-sale	$3,274	$(90)	$19,013	$(4,435)	$22,287	$(4,525)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$10,860	$(2,140)	$10,860	$(2,140)
Municipal obligations	-	-	424	(23)	424	(23)
Total held-to-maturity	$-	$-	$11,284	$(2,163)	$11,284	$(2,163)
Total	$3,274	$(90)	$30,297	$(6,598)	$33,571	$(6,688)

At December 31, 2025 and 2024, the Company held 47 and 41 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of mortgage-backed securities guaranteed by the government-sponsored enterprises that have a credit rating consistent with the U.S. Government, and debt obligations guaranteed by federal, state and local government entities and are generally considered to be risk-free. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at December 31, 2025 or 2024.

NOTE 4. LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at December 31, 2025 and 2024 are summarized as follows:

	December 31,	December 31,
(Dollars in thousands)	2025	2024
Real estate loans
One- to four-family residential	$80,123	$81,097
Commercial real estate	32,872	22,108
Construction and land	18,806	32,941
Multi-family residential	5,309	2,570
Total real estate loans	137,110	138,716
Other loans
Commercial and industrial	31,205	26,439
Consumer	1,895	1,921
Total other loans	33,100	28,360
Total loans	170,210	167,076
Less: Allowance for credit losses	(2,367)	(2,522)
Net loans	$167,843	$164,554

At December 31, 2025 and 2024, real estate loans totaling $87.5 million and $80.6 million, respectively, were pledged as collateral to the FHLB of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $715,000 and $704,000 at December 31, 2025 and 2024, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

The following tables outline the changes in the allowance for credit losses for the years ended December 31, 2025 and 2024.

	For the Year Ended December 31, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$271	$(161)	$49	$1,323
Commercial real estate	192	75	-	-	267
Construction and land	528	(233)	-	-	295
Multi-family residential	35	45	-	-	80
Commercial and industrial	372	(18)	-	17	371
Consumer	26	35	(52)	22	31
Unallocated	205	(205)	-	-	-
Total for loans	$2,522	$(30)	$(213)	$88	$2,367
Unfunded lending commitments(1)	121	90	-	-	211
Total	$2,643	$60	$(213)	$88	$2,578
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on the income statement.

	For the Year Ended December 31, 2024
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,240	$16	$(182)	$90	$1,164
Commercial real estate	213	(7)	(28)	14	192
Construction and land	283	245	-	-	528
Multi-family residential	50	(15)	-	-	35
Commercial and industrial	302	198	(133)	5	372
Consumer	36	25	(49)	14	26
Unallocated	-	205	-	-	205
Total for loans	$2,124	$667	$(392)	$123	$2,522
Unfunded lending commitments	257	(136)	-	-	121
Total	$2,381	$531	$(392)	$123	$2,643

During the year ended December 31, 2025, the primary drivers of the change in the allowance for credit losses were increases in construction loan commitments and outstanding loan balances. The impact of the increases was offset by a decline in the estimated allowance for credit losses on individually evaluated loans. The decline in the estimated allowance for credit losses on individually evaluated loans was largely due to a charge-off of a residential loan and improvement in the credit quality of a land loan during 2025.

During the year ended December 31, 2024, the primary drivers of the change in the allowance for credit losses were commercial loan growth and net charge-offs of residential and commercial loans. Net loan charge-offs of commercial and industrial loans were primarily related to three commercial lines of credit.

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$47	$1,276	$1,323	$104	$1,060	$1,164
Commercial real estate	-	267	267	-	192	192
Construction and land	-	295	295	35	493	528
Multi-family residential	-	80	80	-	35	35
Commercial and industrial	-	371	371	-	372	372
Consumer	-	31	31	-	26	26
Unallocated	-	-	-	-	205	205
Total	$47	$2,320	$2,367	$139	$2,383	$2,522
Loans
One- to four-family residential	$969	$79,154	$80,123	$589	$80,508	$81,097
Commercial real estate	-	32,872	32,872	-	22,108	22,108
Construction and land	523	18,283	18,806	120	32,821	32,941
Multi-family residential	-	5,309	5,309	-	2,570	2,570
Commercial and industrial	1,949	29,256	31,205	-	26,439	26,439
Consumer	-	1,895	1,895	-	1,921	1,921
Total	$3,441	$166,769	$170,210	$709	$166,367	$167,076

At December 31, 2025 and 2024, all loans individually evaluated for credit losses were considered collateral-dependent financial assets. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Construction and land loans are primarily secured by residential and commercial properties, which are under construction and/or redevelopment, and by raw land.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

A summary of current and past due loans as of December 31, 2025 and 2024 follows:

	As of December 31, 2025
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$2,419	$784	$1,021	$4,224	$75,899	$80,123
Commercial real estate	-	-	32	32	32,840	32,872
Construction and land	-	-	-	-	18,806	18,806
Multi-family residential	-	-	-	-	5,309	5,309
Commercial and industrial	320	2	91	413	30,792	31,205
Consumer	6	-	-	6	1,889	1,895
Total	$2,745	$786	$1,144	$4,675	$165,535	$170,210

	As of December 31, 2024
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$2,452	$905	$400	$3,757	$77,340	$81,097
Commercial real estate	-	-	-	-	22,108	22,108
Construction and land	2	79	13	94	32,847	32,941
Multi-family residential	-	-	-	-	2,570	2,570
Commercial and industrial	-	1	-	1	26,438	26,439
Consumer	8	-	-	8	1,913	1,921
Total	$2,462	$985	$413	$3,860	$163,216	$167,076

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due based on the contractual terms of the loan.

A summary of total non-accrual loans and accruing loans 90 days or more past due as of December 31, 2025 and 2024 follows:

	December 31, 2025
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,469	$759	$2,228	$272	$2,500
Commercial real estate	-	-	-	32	32
Construction and land	20	-	20	-	20
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	91	91
Consumer	-	-	-	-	-
Total	$1,489	$759	$2,248	$395	$2,643

	December 31, 2024
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,518	$12	$1,530	$64	$1,594
Commercial real estate	-	-	-	-	-
Construction and land	37	-	37	-	37
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$1,555	$12	$1,567	$64	$1,631

The Company was not committed to lend any additional funds on non-accrual loans at December 31, 2025 or 2024. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At December 31, 2025, the Company had no outstanding loans for which formal foreclosure proceedings were in process. At December 31, 2024, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $37,000.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At December 31, 2025 and 2024, loans with modifications for borrowers experiencing financial difficulty totaled $719,000 and $583,000, respectively.

During the year ended December 31, 2025, the Company granted two loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company consolidated the debt of two related borrowers into a new residential mortgage loan totaling $131,000 to extend the maturity date and lower the monthly payment. The second modification in 2025 involved altering the payment schedule for a $101,000 residential mortgage loan to comply with the borrower’s bankruptcy plan. During the year ended December 31, 2024, the Company granted one loan modification to a borrower experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The maturity date was extended by three years for a residential mortgage loan with a balance of $20,000. The loans modified in 2025 and 2024 for borrowers experiencing financial difficulty have performed in accordance with their terms after modification.  The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at December 31, 2025 or 2024.

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

The following tables present the Company’s loan portfolio by credit quality classification and origination year as of December 31, 2025 and 2024. The Company uses the latter of origination or renewal date to classify term loans into vintages. The gross charge-offs presented in the tables that follow are for the years ended December 31, 2025 and December 31, 2024.

	December 31, 2025
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$3,654	$3,650	$3,624	$11,134	$2,334	$45,887	$2,270	$4,574	$77,127
Special Mention	-	-	-	-	53	-	244	-	297
Substandard	-	21	9	485	-	2,184	-	-	2,699
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,654	$3,671	$3,633	$11,619	$2,387	$48,071	$2,514	$4,574	$80,123
Gross charge-offs	$-	$-	$9	$-	$-	$152	$-	$-	$161
Commercial real estate
Pass	$1,041	$2,768	$4,122	$1,392	$904	$7,448	$148	$11,672	$29,495
Special Mention	625	1,338	754	97	309	-	-	-	3,123
Substandard	-	221	-	-	-	33	-	-	254
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,666	$4,327	$4,876	$1,489	$1,213	$7,481	$148	$11,672	$32,872
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land
Pass	$245	$132	$-	$97	$47	$274	$17,883	$-	$18,678
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	109	-	-	-	-	19	-	-	128
Doubtful	-	-	-	-	-	-	-	-	-
Total	$354	$132	$-	$97	$47	$293	$17,883	$-	$18,806
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$5,232	$8,137	$1,602	$164	$90	$414	$10,173	$3,220	$29,032
Special Mention	18	-	-	-	-	-	206	-	224
Substandard	821	368	-	760	-	-	-	-	1,949
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,071	$8,505	$1,602	$924	$90	$414	$10,379	$3,220	$31,205
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Gross charge-offs	$25	$21	$-	$-	$-	$6	$-	$-	$52
Total
Pass	$11,252	$14,918	$9,597	$12,866	$3,944	$56,079	$30,474	$22,406	$161,536
Special Mention	643	1,338	754	97	362	-	450	-	3,644
Substandard	930	610	9	1,245	-	2,236	-	-	5,030
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,825	$16,866	$10,360	$14,208	$4,306	$58,315	$30,924	$22,406	$170,210
Gross charge-offs	$25	$21	$9	$-	$-	$158	$-	$-	$213

	December 31, 2024
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2024	2023	2022	2021	2020	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$2,255	$2,702	$12,205	$3,054	$2,731	$50,193	$2,488	$2,996	$78,624
Special Mention	-	-	-	56	-	-	-	-	56
Substandard	22	21	-	-	24	2,350	-	-	2,417
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,277	$2,723	$12,205	$3,110	$2,755	$52,543	$2,488	$2,996	$81,097
Gross charge-offs	$-	$-	$-	$-	$-	$182	$-	$-	$182
Commercial real estate
Pass	$3,176	$4,691	$1,729	$1,070	$3,236	$5,673	$-	$1,884	$21,459
Special Mention	-	-	102	320	-	-	-	-	422
Substandard	227	-	-	-	-	-	-	-	227
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,403	$4,691	$1,831	$1,390	$3,236	$5,673	$-	$1,884	$22,108
Gross charge-offs	$-	$-	$-	$-	$-	$28	$-	$-	$28
Construction and land
Pass	$1,731	$48	$102	$51	$53	$347	$30,451	$-	$32,783
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	121	13	24	-	-	158
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,731	$48	$102	$172	$66	$371	$30,451	$-	$32,941
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$470	$-	$2,100	$-	$-	$2,570
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$11,095	$3,640	$1,142	$429	$243	$281	$7,944	$1,665	$26,439
Gross charge-offs	$-	$45	$-	$-	$-	$-	$88	$-	$133
Consumer
Pass	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$519	$551	$239	$304	$74	$234	$-	$-	$1,921
Gross charge-offs	$43	$2	$1	$1	$-	$2	$-	$-	$49
Total
Pass	$18,776	$11,632	$15,417	$5,378	$6,337	$58,828	$40,883	$6,545	$163,796
Special Mention	-	-	102	376	-	-	-	-	478
Substandard	249	21	-	121	37	2,374	-	-	2,802
Doubtful	-	-	-	-	-	-	-	-	-
Total	$19,025	$11,653	$15,519	$5,875	$6,374	$61,202	$40,883	$6,545	$167,076
Gross charge-offs	$43	$47	$1	$1	$-	$212	$88	$-	$392

NOTE 5. PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Land	$1,767	$1,767
Buildings and improvements	6,223	6,196
Furniture, fixtures and equipment	2,121	2,100
Automobiles	99	100
Total premises and equipment	10,210	10,163
Accumulated depreciation	(4,360)	(4,078)
Total premises and equipment, net	$5,850	$6,085

Depreciation expense totaled $422,000 and $412,000 for the years ended December 31, 2025 and 2024, respectively.

NOTE 6. DEPOSITS

Deposits at December 31, 2025 and 2024 are summarized as follows:

	December 31, 2025		December 31, 2024
(Dollars in thousands)	Amount	Percent	Amount	Percent
Non-interest-bearing demand deposits	$29,991	16.2%	$28,281	15.2%
Interest-bearing demand deposits	32,851	17.7	48,334	26.0
Money market	10,235	5.5	10,729	5.8
Savings	53,831	29.1	37,639	20.3
Certificates of deposit	58,366	31.5	60,691	32.7
Total deposits	$185,274	100.0%	$185,674	100.0%

The estimated amount of our total uninsured deposits (that is, deposits in excess of the FDIC’s insurance limit) was $50.1 million and $53.7 million at December 31, 2025 and 2024, respectively.

Certificates of deposit and other time deposits issued in denominations that exceed FDIC insurance limit of $250,000 totaled $19.5 million and $17.3 million at December 31, 2025 and 2024, respectively, and are included in interest-bearing deposits in the statements of financial condition.

At December 31, 2025 scheduled maturities of certificates of deposits were as follows:

(Dollars in thousands)	Amount
2026	$52,907
2027	4,252
2028	717
2029	265
2030	225
Total	$58,366

NOTE 7. BORROWED FUNDS

Borrowed funds and the weighted-average contractual interest rate on borrowings at December 31, 2025 and 2024 are summarized as follows:

	December 31,
	2025		2024
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Dallas	2.49%	$15,000	0.93%	$10,000
Debt modification discount on FHLB Advances		(268)		(442)
Total borrowings		$14,732		$9,558

In December of 2020, the Bank restructured $10.0 million of its long-term borrowings from the FHLB. The debt was restructured to longer maturities at current interest rates and accounted for as modification or exchange of debt. A fee for the restructuring of $1.2 million was deferred and amortized as an adjustment to interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at December 31, 2025 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2026	$8,000
2027	3,000
2028	4,000
2029	-
2030	-
Total	$15,000

At December 31, 2025 and 2024, the Company had $49.7 million and $45.7 million, respectively, in available borrowing capacity with the FHLB. Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB. The Company has a $20.0 million custodial letter of credit outstanding from the FHLB as of December 31, 2025, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At December 31, 2025, the Company used $20.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At December 31, 2025 and 2024, the credit facility was unused.

NOTE 8. INCOME TAXES

Income tax expense (benefit) for the years ended December 31, 2025 and 2024 are summarized as follows:

	Year Ended December 31,
(Dollars in thousands)	2025	2024
Federal:
Current	$140	$-
Deferred	312	(894)
Total income tax expense (benefit)	$452	$(894)

Total income tax expense differed from the amounts computed by applying the U.S. federal income tax rate of 21 percent in 2025 and 2024 to income before income taxes as a result of the following:

	Year Ended December 31,
	2025		2024
(Dollars in thousands)	Amount	%	Amount	%
Expected income tax expense at federal tax rate	$526	21.0%	$(836)	21.0%
Nontaxable or nondeductible items:
Bank-owned life insurance income	(104)	(4.2)	(97)	2.4
Tax free investment securities income	(15)	(0.6)	(6)	0.2
Nondeductible stock-based compensation expense	43	1.7	42	(1.1)
Other	2	0.2	3	(0.1)
Total income tax expense (benefit)	$452	18.1%	$(894)	22.4%

Catalyst Bancorp, Inc. (holding company only) is subject to Louisiana income tax but has not incurred state income tax expense because of the absence of taxable income. Catalyst Bancorp, Inc. is also subject to the Louisiana Corporation Franchise Tax based on the Company’s capital not attributable to the Bank. The Bank is subject to the Louisiana Shares Tax which is imposed on the assessed value of the Bank’s capital stock. Louisiana franchise and shares tax expense are reported in aggregate within non-interest expense on the consolidated statements of income.

Income tax payments reported on the consolidated statements of cash flows reflect federal income taxes paid. No state income taxes were paid or incurred during the years ended December 31, 2025 or 2024.

Deferred taxes are recorded based upon differences between the financial statement and tax basis of assets and liabilities. The net deferred tax assets and liabilities in the accompanying statements of financial condition include the following components:

	December 31,
(Dollars in thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$138	$152
Net unrealized losses on available-for-sale securities	640	946
Net operating loss	194	753
Foreclosed assets	1	8
Stock-based compensation	162	117
Other	58	36
Deferred tax assets	1,193	2,012
Deferred tax liabilities:
FHLB stock	(10)	(154)
FHLB debt modification discount	(56)	(93)
Premises and equipment, net	(293)	(313)
Deferred tax liabilities	(359)	(560)
Net deferred tax asset (liability)	$834	$1,452

The net operating loss carryforward for income tax purposes totaled $924,000 and $3.6 million as of December 31, 2025 and 2024, respectively. The carryforward does not expire and is available to offset 80% of taxable income annually.

Retained earnings at December 31, 2025 and 2024 include approximately $1.9 million accumulated prior to January 1, 1987, for which no deferred federal income tax liability has been recognized. This amount represents an allocation of income to bad-debt deductions for tax purposes only. Reduction of amounts so allocated for purposes other than tax bad-debt losses or adjustments arising from carryback of net operating losses would create income for tax purposes only, which would be subject to the then-current corporate income tax rate.

NOTE 9. SHAREHOLDERS’ EQUITY AND REGULATORY MATTERS

Description of Capital Stock

The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021. Concurrently with consummation of the Conversion, the Company completed its initial public offering and issued 5,290,000 shares of its common stock. At December 31, 2025 and 2024, the Company had common shares outstanding of 4,074,911 and 4,278,150, respectively.

The Company is authorized to issue 35,000,000 shares of capital stock, of which 30,000,000 are shares of common stock, par value $.01 per share (the “Common Stock”) and 5,000,000 are shares of preferred stock, par value $.01 per share (the “Preferred Stock”). No shares of Preferred Stock have been issued. Such preferred stock may be issued with such preferences and designations as the board of directors may from time to time determine. Our board of directors can, without shareholder approval, issue preferred stock with voting, dividend, liquidation and conversion rights which could dilute the voting strength of the holders of the Common Stock and may assist management in impeding an unfriendly takeover or attempted change in control. If we issue Preferred Stock, the holders thereof may have priority over the holders of the Common Stock with respect to dividends, liquidation, or dissolution. Holders of the Preferred Stock may also possess voting rights.

Each share of Common Stock has the same relative rights as, and are identical in all respects with, each other share of Common Stock issued. We can pay dividends if, as and when declared by our board of directors, subject to compliance with limitations which are imposed by law. The holders of Common Stock possess exclusive voting rights in the Company. They elect our board of directors and act on such other matters as are required to be presented to them under Louisiana law or our articles of incorporation or as are otherwise presented to them by the board of directors. Holders of Common Stock are not entitled to preemptive rights with respect to any shares which may be issued in the future. Common Stock is not subject to any required redemption.

Share Repurchase Plans

The Company repurchased 203,239 shares of its common stock at an average cost per share of $12.72 during the year ended December 31, 2025. Of those shares, 187,150 shares were repurchased under the Company’s fifth repurchase plan announced in November 2024, and another 16,089 shares were repurchased under the Company’s sixth repurchase plan announced in November 2025 (the “November 2025 Repurchase Plan”). Since the announcement of our first share repurchase plan on January 26, 2023 and through December 31, 2025, the Company has repurchased a total of 1,215,089 shares of its common stock, or approximately 23% of the common shares originally issued, at an average cost per share of $12.06.

The Company announced the November 2025 Repurchase Plan on November 20, 2025, which authorized the Company to purchase up to 205,000 shares, or approximately 5%, of the Company’s outstanding common stock. Under the November 2025 Repurchase Plan, 188,911 shares of the Company’s common stock were available for repurchase at December 31, 2025.

Regulatory Capital

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios of total risk-based capital, Tier 1 Capital to risk-weighted assets, and Tier 1 Capital to adjusted total assets. As of December 31, 2025 and 2024, the Bank met all of the capital adequacy requirements to which it is subject.

At December 31, 2025 and 2024, the Bank was categorized as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since the most recent notification that management believes have changed the Bank’s prompt corrective action category. The following table presents actual and required capital ratios for the Bank.

	Actual		To be Well Capitalized under the Prompt Corrective Action Provision
(Dollars in thousands)	Amount	Ratio	Amount	Ratio
As of December 31, 2025
Common Equity Tier 1 Capital	$75,033	42.45%	$11,488	>6.5%
Tier 1 Risk-Based Capital	75,033	42.45	14,139	>8.0
Total Risk-Based Capital	77,246	43.71	17,674	>10.0
Tier 1 Leverage Capital	75,033	27.36	13,710	>5.0

As of December 31, 2024
Common Equity Tier 1 Capital	$77,222	45.81%	$10,958	>6.5%
Tier 1 Risk-Based Capital	77,222	45.81	13,487	>8.0
Total Risk-Based Capital	79,335	47.06	16,858	>10.0
Tier 1 Leverage Capital	77,222	28.73	13,439	>5.0

NOTE 10. RELATED PARTY TRANSACTIONS

In the ordinary course of business, the Company has and expects to continue to have transactions, including borrowings, with its officers and directors. Loans to such borrowers at December 31, 2025 and 2024 are summarized as follows:

	December 31,
(Dollars in thousands)	2025	2024
Balance at beginning of year	$1,825	$2,013
Originations	-	-
Repayments	(264)	(188)
Balance at end of year	$1,561	$1,825

Deposits from directors and executive officers totaled $5.3 million and $5.1 million at December 31, 2025 and 2024, respectively.

NOTE 11. COMMITMENTS AND CONTINGENCIES

In the ordinary course of business, the Company has various outstanding commitments and contingent liabilities that are not reflected in the accompanying financial statements. In the opinion of management, the ultimate disposition of these matters is not expected to have a material adverse effect on our financial statements.

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at December 31, 2025, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The following table summarizes the Company’s financial instruments with off-balance-sheet risk as of the dates indicated.

	Contract or Notional Amount at
	December 31,
(Dollars in thousands)	2025	2024
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$1,740	$11,979
Undisbursed portion of construction loans in process	13,787	7,635
Unused lines of credit	15,020	15,391
Unused overdraft privilege amounts	1,238	1,167
Letters of credit	-	19
Total	$31,785	$36,191

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

The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on the income statement. At December 31, 2025, the allowance for credit losses for unfunded lending commitments totaled $211,000. Refer to Note 4 for more information on changes to the allowance for credit losses for unfunded lending commitments during the years ended December 31, 2025 and 2024.

NOTE 12. BENEFIT PLANS

401(k) Plan

The Company’s 401(k) defined contribution plan allows active participants to elect to contribute, on a tax deferred basis, a portion of their compensation not to exceed the dollar limit set by law. The plan allows employees to become eligible participants after completing one month of service and enter the 401(k) plan monthly. For the years ended December 31, 2025 and 2024, participants were permitted to make salary deferral contributions in any percentage up to 100% of the participant’s plan salary. Total contributions by each participant during each year were limited to the amount allowed by law. The Company made matching percentage contributions up to 4% of the participant’s plan salary during 2025 and 2024.

The Company incurred expense of $135,000 and $118,000 due to matching contributions during the years ended December 31, 2025 and 2024, respectively, in connection with the plan, which are included in salaries and employee benefits expense in the statements of income.

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

Unearned or unallocated ESOP shares are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. At December 31, 2025 and 2024, unallocated ESOP shares had a carrying value of $3.3 million and $3.5 million, respectively.

The Company recognizes compensation cost equal to the fair value of the ESOP shares during the periods in which they are committed to be released. To the extent that the fair value of the Company’s ESOP shares differs from the cost of such shares, the differential is credited to shareholders’ equity. The Company receives a tax deduction equal to the cost of the shares released. As the loan is internally leveraged, the loan receivable from the ESOP to the Company is not reported as an asset nor is the debt of the ESOP shown as a Company liability. For each of the years ended December 31, 2025 and 2024, the ESOP allocated 21,160 shares. Compensation expense related to the ESOP totaled $267,000 and $247,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025 and 2024, there were 333,270 and 354,430 unallocated ESOP shares, respectively, with fair values of approximately $5.2 million and $4.2 million, respectively, based on closing quoted market price per share as of such dates.

Stock-based Compensation Plans

In March 2022, the Board of Directors adopted the 2022 Stock Option Plan and the 2022 Recognition and Retention Plan and Trust Agreement (“2022 Recognition and Retention Plan”). Under the terms of both plans, officers, employees and directors selected by the Compensation Committee of the Board of Directors are eligible to receive benefits. The Company granted the initial awards under the 2022 Stock Option Plan and 2022 Recognition and Retention Plan on September 1, 2022.

Stock Options

A total of 529,000 shares of common stock, or 10% of the shares sold in the conversion offering, were reserved for the future issuance pursuant to the 2022 Stock Option Plan. Options to acquire shares of common stock will be awarded with an exercise price no less than the fair market value of the common stock on the grant date. All stock options granted have been issued with a five-year vesting period.

The Company estimates the fair value of each option granted using the Black-Scholes option pricing model. The following key management assumptions were used to value the options granted during the years ended December 31:

	2025	2024
Expected life (in years)	6.50	6.50
Expected volatility	33.31%	33.92%
Expected dividend yield	1.50%	1.50%
Risk free rate	4.21%	3.66%

The following table summarizes stock option activity for the periods indicated.

Stock options	Number of Options	Weighted Average Exercise Price	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Term (Years)
Outstanding, December 31, 2023	295,340	$13.16	$4.34	8.76
Granted	5,000	11.54	4.00
Forfeited	(3,800)	13.30	4.36
Exercised	-	-	-
Outstanding, December 31, 2024	296,540	13.13	4.33	7.74
Granted	60,595	12.11	4.27
Forfeited	(2,200)	13.30	4.36
Exercised	-	-	-
Outstanding, December 31, 2025	354,935	$12.95	$4.32	7.25

Exercisable at December 31, 2025	170,372	$13.19	$4.34	6.74

Total stock option expense, allocated between salaries and employee benefits expense and directors’ fees, was $283,000 and $255,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, there was $685,000 of unrecognized compensation cost related to stock options which is expected to be recognized over a period of 2.8 years.

Restricted Stock

Under the terms of the 2022 Recognition and Retention Plan, the Company contributed sufficient funds to the Recognition and Retention Plan Trust for the purchase of 211,600 shares of common stock, or 4.0% of the shares sold in the conversion offering. At December 31, 2025, 142,112 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $1.8 million. At December 31, 2024, 165,772 shares of unallocated restricted stock were held by the 2022 Recognition and Retention Plan Trust with a carrying value of $2.2 million. Unallocated shares of restricted stock awards are not considered outstanding for financial reporting purposes and are shown as a reduction of shareholders’ equity as unallocated shares held by benefit plans. All restricted stock awards granted have been issued with a five-year vesting period.

The following table summarizes restricted stock award activity for the periods indicated.

Restricted Stock	Number of Shares	Weighted Average Grant Date Fair Value
Unvested awards, December 31, 2023	97,168	$13.13
Granted	2,000	11.54
Forfeited	(2,000)	13.30
Vested	(23,660)	13.16
Unvested awards, December 31, 2024	73,508	13.07
Granted	27,138	12.11
Forfeited	-	-
Vested	(23,660)	13.13
Unvested awards, December 31, 2025	76,986	$12.71

Total restricted stock expense, allocated between salaries and employee benefits expense and directors’ fees, was $347,000 and $310,000 for the years ended December 31, 2025 and 2024, respectively. At December 31, 2025, there was $844,000 of unrecognized compensation cost related to restricted stock awards which is expected to be recognized over a period of 2.8 years.

NOTE 13. CONCENTRATION OF CREDIT

The largest segment of the Company’s total loan portfolio consists of one- to four-family residential real estate loans, the majority of which are secured by residential properties located in rural communities of the Acadiana region. Accordingly, the ultimate collectibility of a substantial portion of the Company’s loan portfolio and the recovery of the carrying amount of foreclosed assets are dependent upon local economic conditions.

The Company maintains deposit accounts at other financial institutions which periodically exceed the federally insured limits. Management believes that the risk is limited because of the nature and financial strength of the institutions involved.

NOTE 14. FAIR VALUE MEASUREMENTS

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

Fair values of assets and liabilities measured on a recurring basis at December 31, 2025 and 2024 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Securities available-for-sale:
Mortgage-backed securities	$48,888	$-	$48,888	$-
Municipal obligations	1,579	-	1,579	-
Total	$50,467	$-	$50,467	$-

December 31, 2024
Securities available-for-sale:
Mortgage-backed securities	$27,202	$-	$27,202	$-
Municipal obligations	1,510	-	1,510	-
Total	$28,712	$-	$28,712	$-

Fair values of assets and liabilities measured on a nonrecurring basis at December 31, 2025 and 2024 follow:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Loans individually evaluated for credit losses	$100	$-	$-	$100
Foreclosed assets	34	-	-	34
Total	$134	$-	$-	$134
December 31, 2024
Loans individually evaluated for credit losses	$314	$-	$-	$314
Foreclosed assets	194	-	-	194
Total	$508	$-	$-	$508

At December 31, 2025 and 2024, individually evaluated loans with a recorded investment of $147,000 and $452,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. During the year ended December 31, 2025, the Company recorded write-downs of $18,000 to adjust foreclosed assets to fair value and $102,000 in net losses on the sales of foreclosed assets. During the year ended December 31, 2024, the Company recorded write-downs of $37,000 to adjust foreclosed assets to fair value and $20,000 in net losses on the sales of foreclosed assets.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discount
December 31, 2025
Loans individually evaluated for credit losses	$100	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	26%
Foreclosed assets	34	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	49%	-	100%	66%

December 31, 2024
Loans individually evaluated for credit losses	$314	Third party appraisals	Market discounts and estimated costs to sell	0%	-	30%	18%
Foreclosed assets	194	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	6%	-	54%	22%

The methods and assumptions used to estimate the fair value of each class of financial instruments of which it is practicable to estimate that value are described in Note 1.

The estimated fair values of the Company’s financial instruments as of December 31, 2025 and 2024 are as follows:

	December 31, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,205	$25,205	$25,205	$-	$-
Investment securities:
Available-for-sale	50,467	50,467	-	50,467	-
Held-to-maturity	14,917	13,567	-	13,567	-
Loans receivable, net	167,843	168,189	-	-	168,189
Bank-owned life insurance	14,983	14,983	-	14,983	-
Financial Liabilities:
Deposits	185,274	184,972	126,908	58,064	-
Borrowed funds	14,732	14,566	-	14,566	-

	December 31, 2024
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$44,295	$44,295	$44,295	$-	$-
Investment securities:
Available-for-sale	28,712	28,712	-	28,712	-
Held-to-maturity	13,447	11,284	-	11,284	-
Loans receivable, net	164,554	161,412	-	-	161,412
Bank-owned life insurance	14,489	14,489	-	14,489	-
Financial Liabilities:
Deposits	185,674	185,087	124,983	60,104	-
Borrowed funds	9,558	9,069	-	9,069	-

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

NOTE 15. CONDENSED PARENT COMPANY ONLY FINANCIAL INFORMATION

Condensed financial statements of Catalyst Bancorp, Inc. (parent company only) are shown below.

CONDENSED STATEMENTS OF FINANCIAL CONDITION

	December 31,
(Dollars in thousands)	2025	2024
ASSETS
Cash and due from banks	$5,440	$2,705
Investment in bank subsidiary	73,026	74,226
Investment securities available-for-sale, at fair value	2,887	3,027
Other assets	392	391
TOTAL ASSETS	$81,745	$80,349

LIABILITIES
Other liabilities	$20	$145
TOTAL LIABILITIES	20	145

SHAREHOLDERS' EQUITY
Common stock	41	43
Additional paid-in capital	37,363	39,561
Unallocated common stock held by benefit plans	(5,182)	(5,702)
Retained earnings	51,912	49,860
Accumulated other comprehensive loss	(2,409)	(3,558)
TOTAL SHAREHOLDERS' EQUITY	81,725	80,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$81,745	$80,349

CONDENSED STATEMENTS OF INCOME (LOSS)

	Year Ended
	December 31,
(Dollars in thousands)	2025	2024
INTEREST INCOME
Investment securities	$71	$83
Other earning assets	-	2
Total interest income	71	85
NON-INTEREST INCOME (LOSS)
Dividend income from subsidiary	5,000	-
Loss on sales of investment securities	-	(331)
Total non-interest income (loss)	5,000	(331)
NON-INTEREST EXPENSE
Professional fees	114	131
Data processing and communication	35	34
Franchise tax	20	31
Other	91	84
Total non-interest expense	260	280
Income (loss) before income tax expense (benefit)	4,811	(526)
Income tax expense (benefit)	(39)	(110)
Income (loss) before equity in undistributed earnings (loss) of subsidiary	4,850	(416)
Equity in undistributed loss of subsidiary	(2,798)	(2,673)
NET INCOME (LOSS)	$2,052	$(3,089)

CONDENSED STATEMENTS OF CASH FLOWS

	Year Ended
	December 31,
(Dollars in thousands)	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,052	$(3,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Equity in undistributed loss of subsidiary	2,798	2,673
Investment securities amortization, net	16	19
Loss on sales of investment securities	-	331
Deferred income tax	(31)	(111)
(Increase) decrease in other assets	(12)	19
(Decrease) increase in other liabilities	(117)	66
Net cash provided by (used in) operating activities	4,706	(92)
CASH FLOWS FROM INVESTING ACTIVITIES
Payments received on ESOP loan	289	289
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	326	392
Proceeds from sales	-	5,348
Net cash provided by investing activities	615	6,029
CASH FLOWS FROM FINANCING ACTIVITIES
Repurchase of common stock	(2,586)	(5,757)
Net cash used in financing activities	(2,586)	(5,757)
NET CHANGE IN CASH AND CASH EQUIVALENTS	2,735	180
CASH AND CASH EQUIVALENTS, beginning of period	2,705	2,525
CASH AND CASH EQUIVALENTS, end of period	$5,440	$2,705

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

See Item 4.01 of Current Report on Form 8-K/A filed on April 2, 2025, and Item 4.01 of Current Report on Form 8-K filed on November 6, 2025.

Item 9A. Controls and Procedures

(a)	An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of December 31, 2025, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the fiscal year ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Under the supervision and with the participation of management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, management concluded that our internal controls over financial reporting were effective as of December 31, 2025.

(c)	No change in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Item 9B. Other Information

Pursuant to Item 408(a) of Regulation S-K, none of our directors or executive officers adopted, terminated or modified a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the year ended December 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance

The information required herein is incorporated by reference from the sections captioned “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” and “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025 (“Proxy Statement”).

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

Item 11. Executive Compensation

The information required herein is incorporated by reference from the section captioned “Executive Compensation” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Security Ownership of Certain Beneficial Owners and Management. The information required herein is incorporated by reference from the section captioned “Beneficial Ownership of Common Stock by Certain Beneficial Owners and Management” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Equity Compensation Plan Information. The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under our existing equity compensation plans, which consist of the 2022 Stock Option Plan and 2022 Recognition and Retention Plan and Trust, both of which were approved by our shareholders.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c)
Equity compensation plans approved by security holders	431,921	$12.91	239,191
Equity compensation plans not approved by security holders	-	-	-
Total	431,921	$12.91	239,191

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required herein is incorporated by reference from the section captioned “Executive Compensation – Transactions with Related Persons” and “Information with Respect to Nominees for Director, Continuing Directors, and Executive Officers” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

Item 14. Principal Accountant Fees and Services

The information required herein is incorporated by reference from the section captioned “Ratification of Appointment of Independent Registered Public Accounting Firm — Audit Fees” in the Proxy Statement to be filed with the Securities and Exchange Commission within 120 days of December 31, 2025.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)The following documents are filed as part of this report and are incorporated herein by reference from Item 8 hereof:

Report of Independent Registered Public Accounting Firm (PCAOB ID 243)
Report of Independent Registered Public Accounting Firm (PCAOB ID 447)
Consolidated Statements of Financial Condition as of December 31, 2025 and 2024
Consolidated Statements of Income (Loss) for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Comprehensive Income for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2025 and 2024
Consolidated Statements of Cash Flows for the Years Ended December 31, 2025 and 2024
Notes to Consolidated Financial Statements

The following exhibits are filed as part of the Form 10-K, and this list includes the Exhibit Index:

No.	Description	Location
3.1	Articles of Incorporation of Catalyst Bancorp, Inc.	(1)
3.2	Bylaws of Catalyst Bancorp, Inc.	(1)
4.2	Description of Securities	(2)
10.1	Employment Agreement by and among Catalyst Bank and Joseph Zanco*	(3)
10.2	Restricted Executive Benefit Agreement by and between St. Landry Homestead Federal Savings Bank and Joseph Zanco*	(1)
10.3	St. Landry Homestead Federal Savings Bank Supplemental Life Insurance Agreement*	(1)
10.4	Employment Agreement by and among Catalyst Bank and Amanda B. Quebedeaux*	(4)
10.5	Employment Agreement by and among Catalyst Bank and Jacques L. J. Bourque*	(5)
10.6	Employment Agreement by and among Catalyst Bank and Don Ledet*	(6)
10.7	Catalyst Bancorp, Inc. 2022 Stock Option Plan*	(7)
10.8	Catalyst Bancorp, Inc. 2022 Recognition and Retention Plan and Trust Agreement*	(8)
19.0	Insider Trading Policy and Procedures	Filed Herewith
23.0	Consent of BDO USA, P.C.	Filed Herewith
23.1	Consent of Castaing, Hussey& Lolan, LLC	Filed Herewith
31.1	Rule 13a-14(a)/15d-14(a) Certification of the Principal Executive Officer	Filed Herewith
31.2	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer	Filed Herewith
32.0	Section 1350 Certifications	Filed Herewith
97.0	Catalyst Bancorp, Inc. Clawback Policy	Filed Herewith
101

The following financial information from Catalyst Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in iXBRL (Inline Extensible Business Reporting Language) includes: (i) the Cover Page (ii) the Consolidated Statements of Financial Condition, (iii) the Consolidated Statements of Income (Loss), (iv) the Consolidated Statements of Comprehensive Income, (v) the Consolidated Statements of Changes in Shareholders’ Equity, (vi) the Consolidated Statements of Cash Flows, and (vii) the Notes to Consolidated Financial Statements, tagged in summary and detail.

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

CATALYST BANCORP, INC.
Date: March 31, 2026	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Joseph B. Zanco
Joseph B. Zanco	President and Chief Executive Officer (Principal Executive Officer)	March 31, 2026
/s/ Jacques L. J. Bourque
Jacques L. J. Bourque	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2026
/s/ Todd A. Kidder
Todd A. Kidder	Director, Chairman of the Board	March 31, 2026
/s/ Ted D. Bellard
Ted D. Bellard	Director	March 31, 2026
/s/ Kirk E. Kleiser
Kirk E. Kleiser	Director	March 31, 2026
/s/ Frederick L. Lafleur
Frederick L. LaFleur	Director	March 31, 2026
/s/ Craig C. Lebouef
Craig C. LeBouef	Director	March 31, 2026
/s/ Matthew L. Scruggins
Matthew L. Scruggins	Director	March 31, 2026