Form 10-Q
period 2026-03-31
Catalyst Bancorp, Inc.
filed 2026-05-15
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,051,896 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of May 12, 2026.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	March 31,	December 31,
(Dollars in thousands, except per share and share data)	2026	2025
ASSETS
Non-interest-bearing cash	$4,898	$4,132
Interest-bearing cash and due from banks	33,635	21,073
Total cash and cash equivalents	38,533	25,205
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $51,350 and $53,517, respectively)	48,216	50,467
Securities held-to-maturity (fair value of $13,429 and $13,567, respectively)	14,914	14,917
Loans receivable, net of unearned income	163,677	170,210
Allowance for credit losses	(2,295)	(2,367)
Loans receivable, net	161,382	167,843
Accrued interest receivable	849	907
Foreclosed assets	34	34
Premises and equipment, net	5,749	5,850
Stock in correspondent banks, at cost	1,963	1,139
Bank-owned life insurance	15,117	14,983
Other assets	1,751	1,582
TOTAL ASSETS	$288,508	$282,927

LIABILITIES
Deposits
Non-interest-bearing	$34,739	$29,991
Interest-bearing	160,634	155,283
Total deposits	195,373	185,274
Borrowings	9,759	14,732
Other liabilities	1,167	1,196
TOTAL LIABILITIES	206,299	201,202

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value; 30,000,000 shares authorized; 4,058,297 and 4,074,911 issued and outstanding, respectively	41	41
Additional paid-in capital	37,303	37,363
Unallocated common stock held by benefit plans	(5,129)	(5,182)
Retained earnings	52,470	51,912
Accumulated other comprehensive loss	(2,476)	(2,409)
TOTAL SHAREHOLDERS' EQUITY	82,209	81,725
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$288,508	$282,927

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands, except per share data)	2026	2025
INTEREST INCOME
Loans receivable, including fees	$2,749	$2,738
Investment securities	522	275
Cash and due from banks	290	341
Other earning assets	9	20
Total interest income	3,570	3,374
INTEREST EXPENSE
Deposits	939	941
Borrowings	86	68
Total interest expense	1,025	1,009
Net interest income	2,545	2,365
Reversal of credit losses	(70)	-
Net interest income after reversal of credit losses	2,615	2,365
NON-INTEREST INCOME
Service charges on deposit accounts	202	197
Bank-owned life insurance	134	118
Other	16	22
Total non-interest income	352	337
NON-INTEREST EXPENSE
Salaries and employee benefits	1,321	1,245
Occupancy and equipment	209	199
Data processing and communication	180	182
Professional fees	185	101
Directors’ fees	121	114
Foreclosed assets, net	-	(127)
Advertising and marketing	33	39
Regulatory fees and assessments	33	36
Other	201	193
Total non-interest expense	2,283	1,982
Income before income tax expense	684	720
Income tax expense	126	134
NET INCOME	$558	$586

Earnings per share - basic	$0.16	$0.16
Earnings per share - diluted	0.15	0.16

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
Net income	$558	$586
Net change in unrealized (losses) gains on available-for-sale securities	(84)	589
Income tax effect	17	(123)
Total other comprehensive (loss) income	(67)	466
Total comprehensive income	$491	$1,052

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended March 31, 2026 and 2025
	Common Stock			Unallocated Common		Accumulated
(Dollars in thousands. except share data)	Shares	Amount	Additional Paid-in Capital	Stock Held by Benefit Plans	Retained Earnings	Other Comprehensive Income (Loss)	Total
BALANCE, DECEMBER 31, 2025	4,074,911	$41	$37,363	$(5,182)	$51,912	$(2,409)	$81,725
Net income	-	-	-	-	558	-	558
Other comprehensive loss	-	-	-	-	-	(67)	(67)
ESOP shares released for allocation	-	-	32	53	-	-	85
Stock compensation expense	-	-	168	-	-	-	168
Repurchase of common stock	(16,614)	-	(260)	-	-	-	(260)
BALANCE, MARCH 31, 2026	4,058,297	$41	$37,303	$(5,129)	$52,470	$(2,476)	$82,209

BALANCE, DECEMBER 31, 2024	4,278,150	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	-	586	-	586
Other comprehensive income	-	-	-	-	-	466	466
ESOP shares released for allocation	-	-	9	53	-	-	62
Stock compensation expense		-	139	-	-	-	139
Repurchase of common stock	(72,949)	(1)	(865)	-	-	-	(866)
BALANCE, MARCH 31, 2025	4,205,201	$42	$38,844	$(5,649)	$50,446	$(3,092)	$80,591

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$558	$586
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	17	19
Stock dividends from correspondent banks	(7)	(19)
Amortization of prepayment penalties on debt restructuring	27	45
Reversal of credit losses	(70)	-
Increase in cash surrender value of bank-owned life insurance	(134)	(118)
Stock-based compensation	253	201
Depreciation of premises and equipment	105	103
Net write-downs and losses on the sale of foreclosed assets	-	88
Deferred income tax	97	71
Increase in other assets	(191)	(161)
Increase (decrease) in other liabilities	6	(388)
Net cash provided by operating activities	661	427
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	2,153	710
Purchases	-	(1,266)
Net decrease in loans	6,496	960
Proceeds from sale of foreclosed assets	-	29
Purchases of premises and equipment	(4)	(66)
Purchase of Federal Reserve Bank Stock	(817)	-
Proceeds from redemption of Federal Home Loan Bank Stock	-	1,171
Net cash provided by investing activities	7,828	1,538
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	10,099	(5,076)
Borrowings from the Federal Home Loan Bank of Dallas	4,000	-
Repayments of borrowings from Federal Home Loan Bank of Dallas	(9,000)	-
Repurchase of common stock	(260)	(866)
Net cash provided by (used in) financing activities	4,839	(5,942)
NET CHANGE IN CASH AND CASH EQUIVALENTS	13,328	(3,977)
CASH AND CASH EQUIVALENTS, beginning of period	25,205	44,295
CASH AND CASH EQUIVALENTS, end of period	$38,533	$40,318

SUPPLEMENTAL SCHEDULE OF INTEREST PAID
Cash paid for interest	$1,034	$1,013

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Use of Estimates

Certain estimates involve significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when developing estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2025. Our accounting policy for the allowance for credit losses is the policy that management believes involves the most significant estimate to aid in fully understanding and evaluating our reported financial results.

There were no material changes from the significant accounting policies or estimates previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Recently Adopted Accounting Standards

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

NOTE 2. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Three Months Ended March 31,
(In thousands, except per share data)	2026	2025
Numerator
Net income available to common shareholders	$558	$586

Denominator
Weighted average common shares outstanding	4,060	4,241
Weighted average unallocated common stock held by benefit plans	(473)	(518)
Weighted average shares - basic	3,587	3,723
Effect of dilutive stock-based awards:
Stock options	29	-
Restricted stock	27	3
Weighted average shares - assuming dilution	3,643	3,726

Basic earnings (loss) per common share	$0.16	$0.16
Diluted earnings (loss) per common share	0.15	0.16

Diluted earnings per share was computed using the treasury stock method. The following table presents the weighted average of potentially dilutive common shares attributable to outstanding stock options and restricted stock that were anti-dilutive and excluded from the calculation of diluted earnings per share.

	Three Months Ended March 31,
(In thousands)	2026	2025
Weighted average of anti-dilutive stock-based awards:
Stock options	10	296
Restricted stock	-	-

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	March 31, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$49,655	$87	$(3,074)	$46,668
Municipal obligations	1,695	18	(165)	1,548
Total available-for-sale	$51,350	$105	$(3,239)	$48,216
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,451)	$11,549
Municipal obligations	1,914	9	(43)	1,880
Total held-to-maturity	$14,914	$9	$(1,494)	$13,429

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$51,820	$129	$(3,061)	$48,888
Municipal obligations	1,697	18	(136)	1,579
Total available-for-sale	$53,517	$147	$(3,197)	$50,467
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,423)	$11,577
Municipal obligations	1,917	83	(10)	1,990
Total held-to-maturity	$14,917	$83	$(1,433)	$13,567

There were no securities transferred between classifications during the three months ended March 31, 2026 or 2025. There were no sales of investment securities during the three months ended March 31, 2026 or 2025.

Accrued interest receivable on the Company’s investment securities totaled $202,000 and $183,000 at March 31, 2026 and December 31, 2025, respectively.

Investment securities with a carrying amount of $48.8 million and $25.3 million were pledged to secure public deposits as required or permitted by law at March 31, 2026 and December 31, 2025, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public fund deposits. At March 31, 2026 and December 31, 2025, $5.0 million and $20.0 million, respectively, of the custodial letter of credit was pledged as collateral for public deposits.

At March 31, 2026 and December 31, 2025, other than securities issued by U.S. Government agencies or government-sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at March 31, 2026:

	March 31, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	635	652	9,434	8,599
After five through ten years	1,060	896	5,480	4,830
After ten years	-	-	-	-
Subtotal	1,695	1,548	14,914	13,429
Mortgage-backed securities	49,655	46,668	-	-
Total	$51,350	$48,216	$14,914	$13,429

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at March 31, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	March 31, 2026
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$12,812	$(79)	$16,691	$(2,995)	$29,503	$(3,074)
Municipal obligations	-	-	896	(165)	896	(165)
Total available-for-sale	$12,812	$(79)	$17,587	$(3,160)	$30,399	$(3,239)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,549	$(1,451)	$11,549	$(1,451)
Municipal obligations	1,091	(34)	425	(9)	1,516	(43)
Total held-to-maturity	$1,091	$(34)	$11,974	$(1,460)	$13,065	$(1,494)
Total	$13,903	$(113)	$29,561	$(4,620)	$43,464	$(4,733)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$18,992	$(49)	$19,793	$(3,012)	$38,785	$(3,061)
Municipal obligations	-	-	928	(136)	928	(136)
Total available-for-sale	$18,992	$(49)	$20,721	$(3,148)	$39,713	$(3,197)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,577	$(1,423)	$11,577	$(1,423)
Municipal obligations	-	-	427	(10)	427	(10)
Total held-to-maturity	$-	$-	$12,004	$(1,433)	$12,004	$(1,433)
Total	$18,992	$(49)	$32,725	$(4,581)	$51,717	$(4,630)

At March 31, 2026 and December 31, 2025, the Company held 49 and 47 securities, respectively, with an unrealized loss. The securities with unrealized losses consisted of mortgage-backed securities guaranteed by the government-sponsored enterprises that have a credit rating consistent with the U.S. Government, and debt obligations guaranteed by federal, state and local government entities and are generally considered to be risk-free. These unrealized losses relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at March 31, 2026 or December 31, 2025.

NOTE 4.  LOANS RECEIVABLE

Loans receivable at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Real estate loans
One- to four-family residential	$78,093	$80,123
Commercial real estate	33,673	32,872
Construction and land	19,761	18,806
Multi-family residential	4,781	5,309
Total real estate loans	136,308	137,110
Other loans
Commercial and industrial	25,626	31,205
Consumer	1,743	1,895
Total other loans	27,369	33,100
Total loans	163,677	170,210
Less: Allowance for credit losses	(2,295)	(2,367)
Net loans	$161,382	$167,843

At March 31, 2026 and December 31, 2025, real estate loans totaling $84.4 million and $87.5 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $626,000 and $715,000 at March 31, 2026 and December 31, 2025, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

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

The following tables outline the changes in the allowance for credit losses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,323	$(34)	$(16)	$11	$1,284
Commercial real estate	267	26	-	-	293
Construction and land	295	18	-	-	313
Multi-family residential	80	(8)	-	-	72
Commercial and industrial	371	(42)	(28)	-	301
Consumer	31	5	(5)	1	32
Total for loans	$2,367	$(35)	$(49)	$12	$2,295
Unfunded lending commitments(1)	211	(35)	-	-	176
Total	$2,578	$(70)	$(49)	$12	$2,471
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the reversal of credit losses on the income statement.

	For the Three Months Ended March 31, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$60	$(31)	$8	$1,201
Commercial real estate	192	(2)	-	-	190
Construction and land	528	(16)	-	-	512
Multi-family residential	35	-	-	-	35
Commercial and industrial	372	(64)	-	5	313
Consumer	26	21	(22)	1	26
Unallocated	205	18	-	-	223
Total for loans	$2,522	$17	$(53)	$14	$2,500
Unfunded lending commitments	121	(17)	-	-	104
Total	$2,643	$-	$(53)	$14	$2,604

During the three months ended March 31, 2026, the primary drivers of the change in the allowance for credit losses were declines in outstanding loan balances and loan commitments. During the three months ended March 31, 2025, the changes in the allowance for credit losses were also largely driven by changes in loan balances and commitments.

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

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at March 31, 2026 and December 31, 2025.

	March 31, 2026			December 31, 2025
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$41	$1,243	$1,284	$47	$1,276	$1,323
Commercial real estate	22	271	293	-	267	267
Construction and land	-	313	313	-	295	295
Multi-family residential	-	72	72	-	80	80
Commercial and industrial	-	301	301	-	371	371
Consumer	-	32	32	-	31	31
Total	$63	$2,232	$2,295	$47	$2,320	$2,367
Loans
One- to four-family residential	$909	$77,184	$78,093	$969	$79,154	$80,123
Commercial real estate	304	33,369	33,673	-	32,872	32,872
Construction and land	324	19,437	19,761	523	18,283	18,806
Multi-family residential	-	4,781	4,781	-	5,309	5,309
Commercial and industrial	1,851	23,775	25,626	1,949	29,256	31,205
Consumer	-	1,743	1,743	-	1,895	1,895
Total	$3,388	$160,289	$163,677	$3,441	$166,769	$170,210

At March 31, 2026 and December 31, 2025, all loans individually evaluated for credit losses, except for a construction and land loan, were considered collateral-dependent financial assets. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by retail and industrial use buildings and other properties used for commercial purposes.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The construction and land loan balance reported as individually evaluated for credit losses in the tables above represents amounts that will be re-paid by grant proceeds from the Federal Home Loan Bank of Dallas.

A summary of current and past due loans as of March 31, 2026 and December 31, 2025 follows:

	As of March 31, 2026
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$2,345	$350	$822	$3,517	$74,576	$78,093
Commercial real estate	383	-	-	383	33,290	33,673
Construction and land	16	-	-	16	19,745	19,761
Multi-family residential	-	-	-	-	4,781	4,781
Commercial and industrial	-	13	150	163	25,463	25,626
Consumer	1	-	-	1	1,742	1,743
Total	$2,745	$363	$972	$4,080	$159,597	$163,677

	As of December 31, 2025
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$2,419	$784	$1,021	$4,224	$75,899	$80,123
Commercial real estate	-	-	32	32	32,840	32,872
Construction and land	-	-	-	-	18,806	18,806
Multi-family residential	-	-	-	-	5,309	5,309
Commercial and industrial	320	2	91	413	30,792	31,205
Consumer	6	-	-	6	1,889	1,895
Total	$2,745	$786	$1,144	$4,675	$165,535	$170,210

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due based on contractual terms of the loan.

A summary of total non-accrual loans and accruing loans 90 days or more past due as of March 31, 2026 and December 31, 2025 follows:

	March 31, 2026
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,404	$706	$2,110	$96	$2,206
Commercial real estate	304	-	304	-	304
Construction and land	18	-	18	-	18
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	150	150
Consumer	-	-	-	-	-
Total	$1,726	$706	$2,432	$246	$2,678

	December 31, 2025
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,469	$759	$2,228	$272	$2,500
Commercial real estate	-	-	-	32	32
Construction and land	20	-	20	-	20
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	91	91
Consumer	-	-	-	-	-
Total	$1,489	$759	$2,248	$395	$2,643

The Company was not committed to lend any additional funds on non-accrual loans at March 31, 2026 or December 31, 2025. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At March 31, 2026, loans secured by residential real estate for which formal foreclosure proceedings were in process totaled $529,000. At December 31, 2025, the Company had no outstanding loans for which formal foreclosure proceedings were in process.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At March 31, 2026 and December 31, 2025, loans with modifications for borrowers experiencing financial difficulty totaled $690,000 and $719,000, respectively. At March 31, 2026 and December 31, 2025, all loans with modifications for borrowers experiencing financial difficulty were one- to four-family residential loans and totaled less than 1.0% of total one- to four-family residential loans at such dates.

During the three months ended March 31, 2026, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. During the year ended December 31, 2025, the Company granted two loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company consolidated the debt of two related borrowers into a new residential mortgage loan totaling $131,000 to extend the maturity date and lower the monthly payment. The second modification in 2025 involved altering the payment schedule for a $101,000 residential mortgage loan to comply with the borrower’s bankruptcy plan. The loan modified because of bankruptcy was 41 days past due with a balance of $94,000 as of March 31, 2026. The other loan modified in 2025 for borrowers experiencing financial difficulty has performed in accordance with the terms after modification. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at March 31, 2026 or December 31, 2025.

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

The following tables present the Company’s loan portfolio by credit quality classification and origination year as of March 31, 2026 and December 31, 2025. The Company uses the latter of origination or renewal date to classify term loans into vintages. The gross charge-offs presented in the tables that follow are for the three months ended March 31, 2026 and year ended December 31, 2025.

	March 31, 2026
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$839	$3,523	$7,977	$3,598	$10,904	$45,928	$2,475	$-	$75,244
Special Mention	-	-	-	-	-	52	244	-	296
Substandard	-	-	19	-	484	2,050	-	-	2,553
Doubtful	-	-	-	-	-	-	-	-	-
Total	$839	$3,523	$7,996	$3,598	$11,388	$48,030	$2,719	$-	$78,093
Gross charge-offs	$-	$-	$-	$-	$-	$16	$-	$-	$16
Commercial real estate
Pass	$1,696	$6,976	$2,563	$9,648	$1,342	$7,947	$144	$-	$30,316
Special Mention	-	624	1,333	450	94	306	-	-	2,807
Substandard	-	-	217	304	-	29	-	-	550
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,696	$7,600	$4,113	$10,402	$1,436	$8,282	$144	$-	$33,673
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land
Pass	$546	$339	$130	$-	$96	$391	$17,073	$1,168	$19,743
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	18	-	-	18
Doubtful	-	-	-	-	-	-	-	-	-
Total	$546	$339	$130	$-	$96	$409	$17,073	$1,168	$19,761
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$2,927	$-	$-	$1,854	$-	$-	$4,781
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$2,927	$-	$-	$1,854	$-	$-	$4,781
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$577	$7,897	$3,289	$1,436	$151	$329	$5,921	$3,961	$23,561
Special Mention	88	16	-	-	-	-	110	-	214
Substandard	-	786	344	-	721	-	-	-	1,851
Doubtful	-	-	-	-	-	-	-	-	-
Total	$665	$8,699	$3,633	$1,436	$872	$329	$6,031	$3,961	$25,626
Gross charge-offs	$-	$-	$-	$-	$-	$-	$28	$-	$28
Consumer
Pass	$260	$832	$211	$190	$28	$222	$-	$-	$1,743
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$260	$832	$211	$190	$28	$222	$-	$-	$1,743
Gross charge-offs	$1	$4	$-	$-	$-	$-	$-	$-	$5
Total
Pass	$3,918	$19,567	$17,097	$14,872	$12,521	$56,671	$25,613	$5,129	$155,388
Special Mention	88	640	1,333	450	94	358	354	-	3,317
Substandard	-	786	580	304	1,205	2,097	-	-	4,972
Doubtful	-	-	-	-	-	-	-	-	-
Total	$4,006	$20,993	$19,010	$15,626	$13,820	$59,126	$25,967	$5,129	$163,677
Gross charge-offs	$1	$4	$-	$-	$-	$16	$28	$-	$49

	December 31, 2025
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$3,654	$3,650	$3,624	$11,134	$2,334	$45,887	$2,270	$4,574	$77,127
Special Mention	-	-	-	-	53	-	244	-	297
Substandard	-	21	9	485	-	2,184	-	-	2,699
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,654	$3,671	$3,633	$11,619	$2,387	$48,071	$2,514	$4,574	$80,123
Gross charge-offs	$-	$-	$9	$-	$-	$152	$-	$-	$161
Commercial real estate
Pass	$1,041	$2,768	$4,122	$1,392	$904	$7,448	$148	$11,672	$29,495
Special Mention	625	1,338	754	97	309	-	-	-	3,123
Substandard	-	221	-	-	-	33	-	-	254
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,666	$4,327	$4,876	$1,489	$1,213	$7,481	$148	$11,672	$32,872
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land
Pass	$245	$132	$-	$97	$47	$274	$17,883	$-	$18,678
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	109	-	-	-	-	19	-	-	128
Doubtful	-	-	-	-	-	-	-	-	-
Total	$354	$132	$-	$97	$47	$293	$17,883	$-	$18,806
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$5,232	$8,137	$1,602	$164	$90	$414	$10,173	$3,220	$29,032
Special Mention	18	-	-	-	-	-	206	-	224
Substandard	821	368	-	760	-	-	-	-	1,949
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,071	$8,505	$1,602	$924	$90	$414	$10,379	$3,220	$31,205
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Gross charge-offs	$25	$21	$-	$-	$-	$6	$-	$-	$52
Total
Pass	$11,252	$14,918	$9,597	$12,866	$3,944	$56,079	$30,474	$22,406	$161,536
Special Mention	643	1,338	754	97	362	-	450	-	3,644
Substandard	930	610	9	1,245	-	2,236	-	-	5,030
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,825	$16,866	$10,360	$14,208	$4,306	$58,315	$30,924	$22,406	$170,210
Gross charge-offs	$25	$21	$9	$-	$-	$158	$-	$-	$213

NOTE 5. BORROWINGS

Borrowings and the weighted-average contractual interest rate at March 31, 2026 and December 31, 2025 are summarized as follows:

	March 31, 2026		December 31, 2025

(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Dallas	1.84%	$10,000	2.49%	$15,000
Debt modification discount on FHLB Advances		(241)		(268)
Total borrowings		$9,759		$14,732

In December of 2020, the Bank restructured $10.0 million of its long-term borrowings from the Federal Home Loan Bank (“FHLB”) of Dallas. The debt was restructured to longer maturities at current interest rates and accounted for as modification or exchange of debt. A fee for the restructuring of $1.2 million was deferred and amortized as an adjustment to interest expense using the interest method over the life of the restructured borrowings.

Interest payments are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at March 31, 2026 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2026	$3,000
2027	3,000
2028	4,000
2029	-
2030	-
Total	$10,000

At March 31, 2026 and December 31, 2025, the Company had $57.4 million and $49.7 million, respectively, in available borrowing capacity with the FHLB. Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB. The Company has a $20.0 million custodial letter of credit outstanding from the FHLB as of March 31, 2026, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At March 31, 2026, the Company used $5.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At March 31, 2026 and December 31, 2025, this credit facility was unused.

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

Fair values of assets and liabilities measured on a recurring basis at March 31, 2026 and December 31, 2025 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Securities available-for-sale:
Mortgage-backed securities	$46,668	$-	$46,668	$-
Municipal obligations	1,548	-	1,548	-
Total	$48,216	$-	$48,216	$-

December 31, 2025
Securities available-for-sale:
Mortgage-backed securities	$48,888	$-	$48,888	$-
Municipal obligations	1,579	-	1,579	-
Total	$50,467	$-	$50,467	$-

Fair values of assets and liabilities measured on a nonrecurring basis at March 31, 2026 and December 31, 2025 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Loans individually evaluated for credit losses	$382	$-	$-	$382
Foreclosed assets	34	-	-	34
Total	$416	$-	$-	$416
December 31, 2025
Loans individually evaluated for credit losses	$100	$-	$-	$100
Foreclosed assets	34	-	-	34
Total	$134	$-	$-	$134

At March 31, 2026 and December 31, 2025, individually evaluated loans with a recorded investment of $445,000 and $147,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. During the three months ended March 31, 2026, no impairment losses on foreclosed assets were recognized. Foreclosed asset expense for the three months ended March 31, 2025 included net losses of $88,000 on the sales of foreclosed assets. The net losses during the three months ended March 31, 2025 were offset by insurance proceeds of $216,000 for fire and flood damages related to foreclosed properties.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Range of Discounts			Weighted Average Discount
March 31, 2026
Loans individually evaluated for credit losses	$382	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	29%
Foreclosed assets	34	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	49%	-	100%	66%

December 31, 2025
Loans individually evaluated for credit losses	$100	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	26%
Foreclosed assets	34	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	49%	-	100%	66%

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

Investment securities - The fair market values of investments securities are based on a combination of observed market prices for identical or similar instruments and various matrix pricing programs. The fair market values of investment securities are classified within Level 2 of the fair value hierarchy.

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

The estimated fair values of the Company’s financial instruments as of March 31, 2026 and December 31, 2025 are as follows:

	March 31, 2026
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$38,533	$38,533	$38,533	$-	$-
Investment securities:
Available-for-sale	48,216	48,216	-	48,216	-
Held-to-maturity	14,914	13,429	-	13,429	-
Loans receivable, net	161,382	159,993	-	-	159,993
Bank-owned life insurance	15,117	15,117	-	15,117	-
Financial Liabilities:
Deposits	195,373	194,963	137,809	57,154	-
Borrowings	9,759	9,559	-	9,559	-

	December 31, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,205	$25,205	$25,205	$-	$-
Investment securities:
Available-for-sale	50,467	50,467	-	50,467	-
Held-to-maturity	14,917	13,567	-	13,567	-
Loans receivable, net	167,843	168,189	-	-	168,189
Bank-owned life insurance	14,983	14,983	-	14,983	-
Financial Liabilities:
Deposits	185,274	184,972	126,908	58,064	-
Borrowings	14,732	14,566	-	14,566	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The following table summarizes the Company’s financial instruments with off-balance-sheet risk as of the dates indicated.

	Contract or Notional Amount at
(Dollars in thousands)	March 31, 2026	December 31, 2025
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$3,773	$1,740
Undisbursed portion of construction loans in process	11,152	13,787
Unused lines of credit	12,690	15,020
Unused overdraft privilege amounts	1,262	1,238
Total	$28,877	$31,785

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

The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the provision for credit losses on the income statement. At March 31, 2026, the allowance for credit losses for unfunded lending commitments totaled $176,000. Refer to Note 4 for more information on changes to the allowance for credit losses for unfunded lending commitments.

NOTE 8. SUBSEQUENT EVENT

As reported on Form 8-K filed on April 8, 2026, Catalyst Bancorp, Inc. (“Catalyst”) and Catalyst Bank entered into an Agreement and Plan of Share Exchange and Merger (the “Merger Agreement”) on April 7, 2026 with Lakeside Bancshares, Inc. ("Lakeside"), a Louisiana corporation, and Lakeside Bank, a Louisiana banking corporation and the wholly-owned subsidiary of Lakeside Bancshares. The Merger Agreement provides that Lakeside will be merged with and into Catalyst, with Catalyst surviving, and that Lakeside Bank will be merged with and into Catalyst Bank, with Catalyst Bank surviving. Once the transaction closes, Catalyst will acquire 100% of the outstanding shares of Lakeside and Lakeside’s shareholders (other than dissenting shares) will receive $19.58 per share in cash, or $41.1 million in aggregate, subject to adjustment under certain circumstances. The Merger Agreement was unanimously approved by the boards of directors of both companies. The transaction is expected to close in the third quarter of 2026, subject to customary closing conditions, including regulatory approvals and Lakeside shareholder approval.

The Company expects to account for the transaction in accordance with ASC Topic 805, Business Combinations, which generally requires assets and liabilities acquired in business combinations to be recorded at fair value. Our valuations and purchase accounting estimates remain preliminary and will be finalized after the transaction closes. As of December 31, 2025, Lakeside had total assets of $385.7 million and total liabilities of $289.7 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at March 31, 2026 and for the three months ended March 31, 2026 and 2025 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

Cautionary Note Regarding Forward-Looking Statements

Certain matters in this Form 10-Q may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  This act provides a safe harbor for such disclosure which protects the companies from unwarranted litigation if actual results are different from management expectations. Forward-looking statements are not statements of historical fact, are based on certain assumptions and are generally identified by use of words such as “believes,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “plans,” “targets,” “potentially,” “probably,” “projects,” “outlook” or similar expressions or future or conditional verbs such as “may,” “will,” “should,” “would,” and “could.”   These forward-looking statements include, but are not limited to:

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U. S. Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees; and our compensation expense associated with equity allocated or awarded to our employees.
●	our ability to fully realize all the benefits we anticipate in connection with any future acquisitions of other institutions or our assumptions made in connection therewith being inaccurate

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

The following is an overview of financial results for the three months ended March 31, 2026:

●	Total assets of $288.5 million at March 31, 2026, up $5.6 million, or 2.0%, from December 31, 2025
●	Loans of $163.7 million at March 31, 2026, down $6.5 million, or 3.8%, from December 31, 2025
●	Non-performing assets of $2.7 million at March 31, 2026, up $35,000, or 1.3%, from December 31, 2025
●	Investment securities of $63.1 million at March 31, 2026, down $2.3 million, or 3.4%, from December 31, 2025
●	Deposits of $195.4 million at March 31, 2026, up $10.1 million, or 5.5%, from December 31, 2025
●	Borrowings of $9.8 million at March 31, 2026, down $5.0 million, or 33.8%, from December 31, 2025
●	Total shareholders’ equity of $82.2 million at March 31, 2026, up $484,000, or 0.6%, from December 31, 2025
●	Net interest income increased $180,000, or 7.6%, to $2.5 million and net interest margin decreased six basis points (“bps”) to 3.83% for the three months ended March 31, 2026, compared to the same period in 2025
●	A reversal of provision for credit losses of $70,000 for the three months ended March 31, 2026, compared to zero provision for the same period in 2025
●	Non-interest expense of $2.3 million for the three months ended March 31, 2026, up $301,000, or 15.2%, compared to the same period in 2025, largely due to $216,000 in insurance proceeds for damaged foreclosed properties which partially offset non-interest expense in 2025
●	Non-interest expense for the three months ended March 31, 2026 included professional fees of $95,000 (pre-tax) related to our agreement to acquire Lakeside Bancshares, Inc. and its subsidiary, Lakeside Bank (collectively referred to as “Lakeside”).
●	Net income of $558,00, or $0.15 per diluted common share (“diluted EPS”), for the three months ended March 31, 2026, down $28,000, or 4.8%, compared to net income of $586,000, or $0.16 diluted EPS, for the same period in 2025

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

Critical Accounting Policies and Estimates

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and could reflect materially different results under different assumptions and conditions. Methodologies the Company uses when applying critical accounting policies and developing critical estimates are included in its Annual Report on Form 10-K for the year ended December 31, 2025. Our accounting policy for the allowance for credit losses is the policy that management believes involves the most critical estimate to aid in fully understanding and evaluating our reported financial results. This policy requires numerous estimates or economic assumptions that may prove inaccurate or may be subject to variations which may significantly affect our reported results and financial condition for the period or in future periods.

There were no changes from the significant accounting policies or the critical accounting estimate previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. In preparing the financial statements, the Company is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of the Company’s financial condition, results of operations, comprehensive income, changes in equity and cash flows for the interim periods presented. These adjustments are of a normal recurring nature and include appropriate estimated provisions.

Comparison of Financial Condition at March 31, 2026 and December 31, 2025

Total Assets.  Total assets increased by $5.6 million, or 2.0%, to $288.5 million at March 31, 2026 from $282.9 million at December 31, 2025. Over the same time period, total cash and cash equivalents were up $13.3 million, or 52.9%, primarily due to deposit growth, partially offset by a decline in borrowings.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$78,093	47.7%	$80,123	47.1%	$(2,030)	(2.5)%
Commercial real estate	33,673	20.6	32,872	19.3	801	2.4
Construction and land	19,761	12.1	18,806	11.0	955	5.1
Multi-family residential	4,781	2.9	5,309	3.1	(528)	(9.9)
Total real estate loans	136,308	83.3	137,110	80.5	(802)	(0.6)
Other loans
Commercial and industrial	25,626	15.7	31,205	18.3	(5,579)	(17.9)
Consumer	1,743	1.0	1,895	1.2	(152)	(8.0)
Total other loans	27,369	16.7	33,100	19.5	(5,731)	(17.3)
Total loans	$163,677	100.0%	$170,210	100.0%	$(6,533)	(3.8)

During the three months ended March 31, 2026, a $5.9 million commercial and industrial loan relationship paid off after the sale of the borrower’s business.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

	March 31,	December 31,
(Dollars in thousands)	2026	2025	Change
Commercial real estate
Retail	$9,273	$9,455	$(182)	(1.9)%
Hospitality	5,519	5,632	(113)	(2.0)
Health service facilities	4,911	3,300	1,611	48.8
Restaurants	1,047	1,071	(24)	(2.2)
Oilfield services	355	365	(10)	(2.7)
Other non-owner occupied	2,322	2,349	(27)	(1.1)
Other owner occupied	10,246	10,700	(454)	(4.2)
Total commercial real estate	$33,673	$32,872	$801	2.4
Construction and land
Multi-family residential	$5,783	$4,749	$1,034	21.8%
Health service facilities	9,698	10,547	(849)	(8.0)
Other commercial construction and land	2,436	2,112	324	15.3
Consumer residential construction and land	1,844	1,398	446	31.9
Total construction and land	$19,761	$18,806	$955	5.1
Commercial and industrial
Oilfield services	$17,959	$17,295	$664	3.8%
Industrial equipment	986	7,064	(6,078)	(86.0)
Professional services	3,250	3,531	(281)	(8.0)
Other commercial and industrial	3,431	3,315	116	3.5
Total commercial and industrial loans	$25,626	$31,205	$(5,579)	(17.9)

A $1.6 million construction loan, included in the health service facilities category in the table above, converted to a commercial real estate loan during the three months ended March 31, 2026. Multi-family residential construction loan growth was largely driven by new apartment homes in Lafayette Parish.

Allowance for Credit Losses. At March 31, 2026, the allowance for credit losses on loans totaled $2.3 million, or 1.40% of total loans, compared to $2.4 million, or 1.39% of total loans at December 31, 2025. The allowance for credit losses on unfunded commitments totaled $176,000, down $35,000 from December 31, 2025. The Company recorded a $70,000 reversal of provision for credit losses and net loan charge-offs were $37,000 for the three months ended March 31, 2026. The reversal of provision for credit losses was primarily driven by declines in commercial and industrial and residential loan balances and commitments. Net loan charge-offs in 2026 included a $28,000 charge-off of a commercial line of credit.

The following table presents the changes in the allowance for credit losses and other related data for the periods indicated.

	Three Months Ended March 31,		Year Ended December 31,
(Dollars in thousands)	2026	2025	2025
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,367	$2,522	$2,522
Provision for (reversal of) credit losses	(35)	17	(30)
Net loan (charge-offs) recoveries:
One- to four-family residential	(5)	(23)	(112)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(28)	5	17
Consumer	(4)	(21)	(30)
Total net charge-offs	(37)	(39)	(125)
Balance, end of period	$2,295	$2,500	$2,367

Unfunded lending commitments:
Balance, beginning of period	$211	$121	$121
Provision for (reversal of) credit losses on unfunded lending commitments	(35)	(17)	90
Balance, end of period	$176	$104	$211

Total provision for (reversal of) credit losses	$(70)	$-	$60

Total loans at end of period	$163,677	$166,077	$170,210
Total non-accrual loans at end of period	2,432	1,554	2,248
Total non-performing loans at end of period	2,678	1,645	2,643
Total average loans	168,545	166,145	167,038

Allowance for credit losses on loans as a percent of:
Total loans	1.40%	1.51%	1.39%
Non-accrual loans	94.37	160.88	105.29
Non-performing loans	85.70	151.98	89.56

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	(0.03)%	(0.12)%	(0.14)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(0.38)	0.08	0.07
Consumer	(0.90)	(4.52)	(1.38)
Total loans	(0.09)	(0.10)	(0.07)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During the three months ended March 31, 2026, a $304,000 commercial real estate loan was placed on non-accrual status and classified as substandard.

	March 31,	December 31,
(Dollars in thousands)	2026	2025
Substandard loans
One- to four-family residential	$2,553	$2,699
Commercial real estate	550	254
Construction and land	18	128
Multi-family residential	-	-
Commercial and industrial	1,851	1,949
Consumer	-	-
Total substandard loans	$4,972	$5,030

Non-accruing loans
One- to four-family residential	$2,110	$2,228
Commercial real estate	304	-
Construction and land	18	20
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	2,432	2,248
Accruing loans 90 days or more past due
One- to four-family residential	96	272
Commercial real estate	-	32
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	150	91
Consumer	-	-
Total accruing loans 90 days or more past due	246	395
Total non-performing loans	2,678	2,643
Foreclosed assets	34	34
Total non-performing assets	$2,712	$2,677

Total loans	$163,677	$170,210
Total assets	288,508	282,927

Total non-accruing loans as a percentage of total loans	1.49%	1.32%
Total non-performing loans as a percentage of total loans	1.64	1.55
Total non-performing loans as a percentage of total assets	0.93	0.93
Total non-performing assets as a percentage of total assets	0.94	0.95

Investment Securities.  Total investment securities, available-for-sale and held-to-maturity, amounted to $63.1 million at March 31, 2026, down $2.3 million, or 3.4%, compared to $65.4 million at December 31, 2025. The Company did not purchase investment securities during the three months ended March 31, 2026. During 2025, the Company purchased $20.2 million of variable-rate and $6.3 million of fixed-rate securities. The weighted average yield of the securities purchased during 2025 was 4.45% at March 31, 2026.

Net unrealized losses on securities available-for-sale totaled $3.1 million at March 31, 2026 and December 31, 2025. Unrealized losses on available-for-sale securities relate principally to higher market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at March 31, 2026.

	Contractual Maturity as of March 31, 2026
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,300	$321	$44,034	$49,655
U.S. Government and agency obligations	-	9,000	4,000	-	13,000
Municipal obligations	-	1,069	2,540	-	3,609
Total	$-	$15,369	$6,861	$44,034	$66,264

Weighted average yield
Mortgage-backed securities	-%	4.44%	4.50%	3.30%	3.43%
U.S. Government and agency obligations	-	1.24	2.46	-	1.61
Municipal obligations	-	3.37	3.39	-	3.39
Total weighted average yield	-	2.49	2.90	3.30	3.07

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	March 31, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$34,739	17.8%	$29,991	16.2%	$4,748	15.8%
Interest-bearing demand deposits	33,249	17.0	32,851	17.7	398	1.2
Money market	9,296	4.8	10,235	5.5	(939)	(9.2)
Savings	60,525	31.0	53,831	29.1	6,694	12.4
Certificates of deposit	57,564	29.4	58,366	31.5	(802)	(1.4)
Total deposits	$195,373	100.0%	$185,274	100.0%	$10,099	5.5

Total deposits averaged $198.2 million during the three months ended March 31, 2026, $177.1 million during the three months ended March 31, 2025, and $179.5 million during the year ended December 31, 2025. The ratio of the Company’s total loans to total deposits was 83.8% and 91.9% at March 31, 2026 and December 31, 2025, respectively.

The increase in total deposits was driven by a mix of public and non-public deposits. Total public fund deposits were $29.8 million, or 15.3% of total deposits, at March 31, 2026, compared to $26.4 million, or 14.3% of total deposits, at December 31, 2025. Total public fund deposits averaged $35.6 million during the three months ended March 31, 2026, $30.7 million during the three months ended March 31, 2025, and $27.6 million during the year ended December 31, 2025. At March 31, 2026 and December 31, 2025, approximately 59% of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $55.3 million at March 31, 2026 and $50.1 million at December 31, 2025. Total uninsured non-public fund deposits were approximately $30.8 million and $28.8 million at March 31, 2026 and December 31, 2025, respectively. At March 31, 2026, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $48.8 million or $5.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Total borrowings at March 31, 2026 were $9.8 million, down $5.0 million, or 33.8%, from $14.7 million at December 31, 2025 due to pay-offs of short-term advances.

Shareholders’ Equity.  Shareholders’ equity totaled $82.2 million, or 28.5% of total assets, at March 31, 2026, up $484,000, or 0.6%, from $81.7 million, or 28.9% of total assets, at December 31, 2025. During the three months ended March 31, 2026, shareholders’ equity increased by the Company’s net income of $558,000, which was partially offset by the Company’s repurchases of its common stock.

The Company repurchased 16,614 shares of its common stock at an average cost per share of $15.71 during the three months ended March 31, 2026. The Company paused share repurchases temporarily during the three months ended March 31, 2026 while conducting due diligence and negotiations related to our agreement to acquire Lakeside.

During the fourth quarter of 2025, the Company announced our sixth share repurchase plan (the “November 2025 Repurchase Plan”). Under the November 2025 Repurchase Plan, the Company may purchase up to 205,000 shares, or approximately 5%, of the Company’s outstanding common stock. At March 31, 2026, 172,297 shares of the Company’s common stock were available for repurchase under the November 2025 Repurchase Plan. As of the date of this filing, we have resumed repurchases under the November 2025 Repurchase Plan.

Since the announcement of our first share repurchase plan on January 26, 2023 and through May 12, 2026, the Company has repurchased a total of 1,238,104 shares of its common stock, or approximately 23% of the common shares originally issued, at an average cost per share of $12.13.

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

	Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$168,545	$2,749	6.61%	$166,145	$2,738	6.68%
Investment securities(2)	67,529	522	3.13	46,960	275	2.35
Other interest-earning assets	33,760	299	3.60	33,585	361	4.36
Total interest-earning assets	269,834	3,570	5.36	246,690	3,374	5.54
Non-interest-earning assets	22,918			21,542
Total assets	$292,752			$268,232
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	107,158	494	1.87	94,133	483	2.08
Certificates of deposit	58,086	445	3.10	55,846	458	3.32
Total interest-bearing deposits	165,244	939	2.30	149,979	941	2.54
Borrowings	11,110	86	3.11	9,573	68	2.85
Total interest-bearing liabilities	176,354	1,025	2.35	159,552	1,009	2.56
Non-interest-bearing liabilities	34,257			28,254
Total liabilities	210,611			187,806
Shareholders' equity	82,141			80,426
Total liabilities and shareholders' equity	$292,752			$268,232
Net interest-earning assets	$93,480			$87,138
Net interest income; average interest rate spread		$2,545	3.01%		$2,365	2.98%
Net interest margin(3)			3.83			3.89
Average interest-earning assets to average interest-bearing liabilities			153.01			154.61
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities does not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended
	March 31, 2026 vs 2025
	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$(28)	$39	$11
Investment securities	105	142	247
Other interest-earning assets	(64)	2	(62)
Total interest income	13	183	196
Interest expense:
Demand deposits, money market and savings accounts	(52)	63	11
Certificates of deposit	(31)	18	(13)
Total deposits	(83)	81	(2)
Borrowings	6	12	18
Total interest expense	(77)	93	16
Increase in net interest income	$90	$90	$180

Comparison of Results of Operations for the Three Months Ended March 31, 2026 and 2025.

General. For the three months ended March 31, 2026, the Company reported net income of $558,000, or $0.15 diluted EPS, compared to net income of $586,000, or $0.16 diluted EPS, for the three months ended March 31, 2025. The following table summarizes the changes in net income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Selected Operating Data
Total interest income	$3,570	$3,374	$196	5.8%
Total interest expense	1,025	1,009	16	1.6
Net interest income	2,545	2,365	180	7.6
Reversal of credit losses	(70)	-	(70)	-
Total non-interest income	352	337	15	4.5
Total non-interest expense	2,283	1,982	301	15.2
Income tax expense	126	134	(8)	(6.0)
Net income	$558	$586	$(28)	(4.8)

Non-interest expense for the three months ended March 31, 2026 included professional fees of $95,000 (pre-tax) related to our agreement to acquire Lakeside. During the three months ended March 31, 2025, insurance proceeds of $216,000 for damaged foreclosed properties partially offset non-interest expense.

Interest Income. The following table summarizes the changes in interest income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Interest Income
Loans receivable, including fees	$2,749	$2,738	$11	0.4%
Investment securities	522	275	247	89.8
Cash and due from banks	290	341	(51)	(15.0)
Other earning assets	9	20	(11)	(55.0)
Total interest income	$3,570	$3,374	$196	5.8

The average yield on loans was 6.61% for the three months ended March 31, 2026, down seven basis points (“bps”) from 6.68% for the same period in 2025. Average loans were $168.5 million for the three months ended March 31, 2026, up $2.4 million, or 1.4%, compared to the same period in 2025.

The increase in interest income on investment securities was due to increases in both the average balance and the average rate earned on our investment securities portfolio for the three months ended March 31, 2026 compared to the same period in 2025. The average balance of our investment securities portfolio, measured at amortized cost, was $67.5 million, up $20.6 million, or 43.8%, compared to the same period in 2025. The average rate earned on our investment securities portfolio also increased to 3.13% for the three months ended March 31, 2026, compared to 2.35% for the same period in 2025. These increases were primarily due to the impact of higher-yielding investment securities purchased during 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in certain preceding tables, decreased mainly due to a decline in the average rate earned on interest-earning cash and other earning assets.  The average rate earned on other interest-earning assets was 3.60% for the three months ended March 31, 2026, down 76 bps, compared to 4.36% for the same period in 2025.

Interest Expense. The following table summarizes the change in interest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Interest Expense
Demand deposits, money market and savings accounts	$494	$483	$11	2.3%
Certificates of deposit	445	458	(13)	(2.8)
Borrowings	86	68	18	26.5
Total interest expense	$1,025	$1,009	$16	1.6

The average rate paid on interest-bearing deposits was 2.30% during the three months ended March 31, 2026, down 24 bps compared to 2.54% for the same period in 2025. The average balance of interest-bearing deposits was $165.2 million for the three months ended March 31, 2026, up $15.3 million, or 10.2%, compared to the same period in 2025, largely due to growth in high-yield savings account balances.

During the three months ended March 31, 2026, borrowings averaged $11.1 million, up $1.5 million, or 16.1%, and the average rate paid on borrowing was 3.11%, up 26 bps compared to the same period in 2025.

Net Interest Income. The increase in net interest income and decline in net interest margin for the three months ended March 31, 2026 compared to the same period in 2025, as presented in the preceding tables, was largely the result of growth in investment securities and a decline in the average rate earned on loans and other interest-earning assets.

Provision for Credit Losses.  The Company recorded a reversal of provision for credit losses of $70,000 for the three months ended March 31, 2026, compared to zero provision for the same period in 2025. The reversal of provision for credit losses was primarily driven by declines in commercial and industrial and residential loan balances and related commitments.

Non-interest Income. The following table summarizes the changes in non-interest income for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Non-interest Income
Service charges on deposit accounts	$202	$197	$5	2.5%
Bank-owned life insurance	134	118	16	13.6
Other	16	22	(6)	(27.3)
Total non-interest income	$352	$337	$15	4.5

Income from bank-owned life insurance increased largely due to an internal exchange of certain existing policies that became effective during the fourth quarter of 2025.

Non-interest Expense.  The following table summarizes the changes in non-interest expense for the periods indicated.

	Three Months Ended March 31,
(Dollars in thousands)	2026	2025	Change
Non-interest Expense
Salaries and employee benefits	$1,321	$1,245	$76	6.1%
Occupancy and equipment	209	199	10	5.0
Data processing and communication	180	182	(2)	(1.1)
Professional fees	185	101	84	83.2
Directors’ fees	121	114	7	6.1
Foreclosed assets, net	-	(127)	127	(100.0)
Other	267	268	(1)	(0.4)
Total non-interest expense	$2,283	$1,982	$301	15.2

Salaries and employee benefits expense increased primarily due to annual raises that were made effective during the fourth quarter of 2025, an increase in  compensation expense related to the Employee Stock Ownership Plan due to a rise in the Company’s average stock price, and new grants of share-based compensation issued in June 2025.

Professional fees increased mainly due to $95,000 (pre-tax) of expense incurred during the three months ended March 31, 2026 related to our agreement to acquire Lakeside Bancshares, Inc. and its subsidiary, Lakeside Bank, which was entered into on April 7, 2026 and is expected to close in the third quarter of 2026.

Foreclosed assets expenses and losses during the three months ended March 31, 2025 were offset by $216,000 of insurance proceeds received for fire and flood damages related to foreclosed properties.

Income Tax Expense. The effective tax rates for the three months ended March 31, 2026 and 2025 were 18.4% and 18.6%, respectively.

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

At March 31, 2026, our borrowings consisted of FHLB advances with a total net carrying value of $9.8 million. The table below summarizes our unused and available liquidity sources as of March 31, 2026.

(Dollars in thousands)	March 31, 2026
Advances from the Federal Home Loan Bank of Dallas	$57,397
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	8,173
Total unused and available liquidity	$83,370

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $20.0 million custodial letter of credit outstanding from the FHLB as of March 31, 2026, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At March 31, 2026, the Company used $5.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The details of these cash flow classifications are presented on the statement of cash flows included in Item 1 of this Form 10-Q. The most significant uses and sources of cash flows during the three months ended March 31, 2026 included:

●	$10.1 million in proceeds from the net increase in deposits
●	$6.5 million in proceeds from the net decrease in loans
●	$5.0 million due to net repayments of advances from the FHLB
●	$2.2 million in proceeds from maturities and paydowns of investment securities

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

The following table summarizes our outstanding off-balance sheet commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at March 31, 2026.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at March 31, 2026	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$3,773	$3,773	$-	$-	$-
Undisbursed portion of construction loans in process	11,152	1,403	222	3,993	5,534
Unused lines of credit	12,690	8,037	2,609	20	2,024
Unused overdraft privilege amounts	1,262	-	-	-	1,262
Letters of credit	-	-	-	-	-
Total commitments	$28,877	$13,213	$2,831	$4,013	$8,820

The following table summarizes our contractual cash obligations at March 31, 2026.

		Payments Due By Period
(Dollars in thousands)	Total at March 31, 2026	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$57,564	$49,136	$7,871	$557	$-
Borrowings	10,000	3,000	7,000	-	-
Total term debt	$67,564	$52,136	$14,871	$557	$-

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits are not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at March 31, 2026 and December 31, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of March 31, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at March 31, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended March 31, 2026 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
January 31, 2026	16,614	$15.50	16,614	172,297
February 28, 2026	-	-	-	172,297
March 31, 2026	-	-	-	172,297
Total	16,614	$15.50	16,614

On November 20, 2025, the Company announced its sixth share repurchase plan (the “November 2025 Repurchase Plan”). Under the November 2025 Repurchase Plan, the Company may purchase up to 205,000 shares, or approximately 5%, of the Company's outstanding common stock. The Company paused share repurchases temporarily during the three months ended March 31, 2026 while conducting due diligence and negotiations related to our agreement to acquire Lakeside. At March 31, 2026, 172,297 shares of the Company’s common stock were available for repurchase under the November 2025 Repurchase Plan. Since April 1, 2026 through May 12, 2026, the Company repurchased 6,401 shares of its common stock at an average price paid per share of $16.08 under the November 2025 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended March 31, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a) Certifications (Chief Executive Officer)

31.2	Rule 13a-14(a) Certifications (Chief Financial Officer)

32.0	Section 1350 Certifications

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definitions Linkbase Document

104	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CATALYST BANCORP, INC.

Date: May 15, 2026	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: May 15, 2026	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)