Form 10-Q
period 2026-06-30
Catalyst Bancorp, Inc.
filed 2026-08-14
CIK 1849867

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2026

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission file number: 001-40893

CATALYST BANCORP, INC.

(Exact name of registrant as specified in its charter)

Louisiana	86-2411762
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

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

There were 4,033,791 shares of Registrant’s common stock, par value of $0.01 per share, issued and outstanding as of August 12, 2026.

CATALYST BANCORP, INC.

FORM 10-Q

i

PART I. FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	(Unaudited)
	June 30,	December 31,
(Dollars in thousands, except per share and share data)	2026	2025
ASSETS
Non-interest-bearing cash	$4,973	$4,132
Interest-bearing cash and due from banks	32,009	21,073
Total cash and cash equivalents	36,982	25,205
Investment securities:
Securities available-for-sale, at fair value (amortized cost of $49,442 and $53,517, respectively)	46,218	50,467
Securities held-to-maturity (fair value of $19,318 and $13,567, respectively)	20,844	14,917
Loans receivable, net of unearned income	162,785	170,210
Allowance for credit losses	(2,185)	(2,367)
Loans receivable, net	160,600	167,843
Accrued interest receivable	876	907
Foreclosed assets	5	34
Premises and equipment, net	5,648	5,850
Stock in correspondent banks, at cost	1,976	1,139
Bank-owned life insurance	15,252	14,983
Other assets	1,612	1,582
TOTAL ASSETS	$290,013	$282,927

LIABILITIES
Deposits
Non-interest-bearing	$35,346	$29,991
Interest-bearing	161,043	155,283
Total deposits	196,389	185,274
Borrowings	9,786	14,732
Other liabilities	1,308	1,196
TOTAL LIABILITIES	207,483	201,202

Commitments and contingencies (Note 7)

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value - 5,000,000 shares authorized; none issued or outstanding	-	-
Common stock, $0.01 par value - 30,000,000 shares authorized; 4,034,091 and 4,074,911 issued and outstanding, respectively	40	41
Additional paid-in capital	37,051	37,363
Unallocated common stock held by benefit plans	(5,008)	(5,182)
Retained earnings	52,994	51,912
Accumulated other comprehensive loss	(2,547)	(2,409)
TOTAL SHAREHOLDERS' EQUITY	82,530	81,725
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$290,013	$282,927

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share data)	2026	2025	2026	2025
INTEREST INCOME
Loans receivable, including fees	$2,686	$2,792	$5,435	$5,530
Investment securities	567	294	1,089	569
Cash and due from banks	309	353	599	694
Other earning assets	22	22	31	42
Total interest income	3,584	3,461	7,154	6,835
INTEREST EXPENSE
Deposits	919	925	1,858	1,866
Borrowings	74	68	160	136
Total interest expense	993	993	2,018	2,002
Net interest income	2,591	2,468	5,136	4,833
Reversal of credit losses	(104)	-	(174)	-
Net interest income after reversal of credit losses	2,695	2,468	5,310	4,833
NON-INTEREST INCOME
Service charges on deposit accounts	204	202	406	399
Bank-owned life insurance	135	119	269	237
Other	22	23	38	45
Total non-interest income	361	344	713	681
NON-INTEREST EXPENSE
Salaries and employee benefits	1,343	1,262	2,664	2,507
Occupancy and equipment	208	208	417	407
Data processing and communication	183	176	363	358
Professional fees	175	114	360	215
Directors’ fees	124	117	245	231
Foreclosed assets, net	11	18	11	(109)
Advertising and marketing	47	20	80	59
Regulatory fees and assessments	37	33	70	68
Other	252	230	453	424
Total non-interest expense	2,380	2,178	4,663	4,160
Income before income tax expense	676	634	1,360	1,354
Income tax expense	152	113	278	247
NET INCOME	$524	$521	$1,082	$1,107

Earnings per share - basic	$0.15	$0.14	$0.30	$0.30
Earnings per share - diluted	0.14	0.14	0.30	0.30

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net income	$524	$521	$1,082	$1,107
Net change in unrealized (losses) gains on available-for-sale securities	(90)	279	(174)	868
Income tax effect	19	(59)	36	(182)
Total other comprehensive (loss) income	(71)	220	(138)	686
Total comprehensive income	$453	$741	$944	$1,793

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

	Three Months Ended June 30, 2026 and 2025
	Common Stock			Unallocated Common		Accumulated
(Dollars in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Stock Held by Benefit Plans	Retained Earnings	Other Comprehensive Loss	Total
BALANCE, MARCH 31, 2026	4,058,297	$41	$37,303	$(5,129)	$52,470	$(2,476)	$82,209
Net income	-	-	-	-	524	-	524
Other comprehensive loss	-	-	-	-	-	(71)	(71)
ESOP shares released for allocation	-	-	33	53	-	-	86
2022 Recognition and Retention Plan shares released for allocation	-	-	(68)	68	-	-	-
Stock compensation expense	-	-	175	-	-	-	175
Repurchase of common stock	(24,206)	(1)	(392)	-	-	-	(393)
BALANCE, JUNE 30, 2026	4,034,091	$40	$37,051	$(5,008)	$52,994	$(2,547)	$82,530

BALANCE, MARCH 31, 2025	4,205,201	$42	$38,844	$(5,649)	$50,446	$(3,092)	$80,591
Net income	-	-	-	-	521	-	521
Other comprehensive income	-	-	-	-	-	220	220
ESOP shares released for allocation	-	-	9	53	-	-	62
Stock compensation expense		-	147	-	-	-	147
Repurchase of common stock	(62,385)	(1)	(741)	-	-	-	(742)
BALANCE, JUNE 30, 2025	4,142,816	$41	$38,259	$(5,596)	$50,967	$(2,872)	$80,799

		Six Months Ended June 30, 2026 and 2025
	Common Stock			Unallocated Common		Accumulated
(Dollars in thousands, except share data)	Shares	Amount	Additional Paid-in Capital	Stock Held by Benefit Plans	Retained Earnings	Other Comprehensive Loss	Total
BALANCE, DECEMBER 31, 2025	4,074,911	$41	$37,363	$(5,182)	$51,912	$(2,409)	$81,725
Net income	-	-	-	-	1,082	-	1,082
Other comprehensive loss	-	-	-	-	-	(138)	(138)
ESOP shares released for allocation	-	-	65	106	-	-	171
2022 Recognition and Retention Plan shares released for allocation	-	-	(68)	68	-	-	-
Stock compensation expense	-	-	343	-	-	-	343
Repurchase of common stock	(40,820)	(1)	(652)	-	-	-	(653)
BALANCE, JUNE 30, 2026	4,034,091	$40	$37,051	$(5,008)	$52,994	$(2,547)	$82,530

BALANCE, DECEMBER 31, 2024	4,278,150	$43	$39,561	$(5,702)	$49,860	$(3,558)	$80,204
Net income	-	-	-	-	1,107	-	1,107
Other comprehensive income	-	-	-	-	-	686	686
ESOP shares released for allocation	-	-	18	106	-	-	124
Stock compensation expense	-	-	286	-	-	-	286
Repurchase of common stock	(135,334)	(2)	(1,606)	-	-	-	(1,608)
BALANCE, JUNE 30, 2025	4,142,816	$41	$38,259	$(5,596)	$50,967	$(2,872)	$80,799

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,082	$1,107
Adjustments to reconcile net income to net cash provided by operating activities:
Investment securities amortization, net	32	41
Stock dividends from correspondent banks	(15)	(36)
Amortization of prepayment penalties on debt restructuring	54	90
Reversal of credit losses	(174)	-
Increase in cash surrender value of bank-owned life insurance	(269)	(237)
Stock-based compensation	514	410
Depreciation of premises and equipment	206	208
Net write-downs and losses on the sale of foreclosed assets	9	102
Deferred income tax	164	157
Increase in other assets	(127)	(121)
Increase (decrease) in other liabilities	143	(143)
Net cash provided by operating activities	1,619	1,578
CASH FLOWS FROM INVESTING ACTIVITIES
Activity in available-for-sale securities:
Proceeds from maturities, calls, and paydowns	4,049	1,517
Purchases	-	(1,266)
Activity in held-to-maturity securities:
Proceeds from maturities, calls, and paydowns	89	-
Purchases	(6,022)	(1,506)
Net decrease (increase) in loans	7,387	(591)
Proceeds from sale of foreclosed assets	20	29
Purchases of premises and equipment	(4)	(100)
Purchase of Federal Reserve Bank Stock	(823)	-
Proceeds from redemption of Federal Home Loan Bank Stock	-	1,171
Net cash provided by (used in) investing activities	4,696	(746)
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits	11,115	(3,463)
Borrowings from the Federal Home Loan Bank of Dallas	4,000	-
Repayments of borrowings from Federal Home Loan Bank of Dallas	(9,000)	-
Repurchase of common stock	(653)	(1,608)
Net cash provided by (used in) financing activities	5,462	(5,071)
NET CHANGE IN CASH AND CASH EQUIVALENTS	11,777	(4,239)
CASH AND CASH EQUIVALENTS, beginning of period	25,205	44,295
CASH AND CASH EQUIVALENTS, end of period	$36,982	$40,056

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Acquisition of real estate in settlement of loans	$-	$17

SUPPLEMENTAL SCHEDULE OF INTEREST PAID
Cash paid for interest	$1,999	$1,969
Cash paid for income taxes	72	39

The accompanying Notes are an integral part of these consolidated financial statements.

CATALYST BANCORP, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations

Catalyst Bancorp, Inc. (“Catalyst Bancorp” or the “Company”) is the holding company for Catalyst Bank (the “Bank”). The Bank has been in operation in the Acadiana region of south-central Louisiana since 1922 and offers commercial and retail banking products with a focus on fueling business and improving lives in the communities we serve. The Company was incorporated by the Bank in February 2021 as part of the conversion of the Bank from the mutual to the stock form of organization (the “Conversion”). The Conversion was completed on October 12, 2021. The Company was not engaged in operations and had not issued any shares of stock prior to the completion of the Conversion.

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

Recently Adopted Accounting Standards

ASU No. 2025-08. In November 2025, the FASB issued ASU 2025-08, Financial Instruments – Credit Losses (Topic 326): Purchased Loans. This ASU expands the population of acquired financial assets subject to the gross-up approach in Topic 326. Under the guidance in this ASU, loans acquired without credit deterioration (“non-PCD loans”) and deemed “seasoned” are referred to as “purchased seasoned loans” and accounted for using the gross-up approach at acquisition. All non-PCD loans that are acquired in a business combination are deemed seasoned under the ASU. The gross-up approach results in recognizing loans at their purchase price plus an allowance for credit losses. Under previous guidance, the allowance for credit losses on non-PCD loans was recognized with a corresponding charge to earnings through the provision for credit losses at the acquisition date. ASU 2025-08 is effective for fiscal years beginning after December 15, 2026, including interim periods within those fiscal years, with early adoption permitted. The guidance is required to be applied prospectively to loans that are acquired on or after the initial application date. The Company early adopted ASU 2025-08 beginning January 1, 2026. Since ASU 2025-08 only affects prospective loan acquisitions, there was no effect of adoption on the Company’s consolidated financial statements.

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

NOTE 2. EARNINGS PER SHARE

Earnings per common share was computed based on the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share data)	2026	2025	2026	2025
Numerator
Net income available to common shareholders	$524	$521	$1,082	$1,107

Denominator
Weighted average common shares outstanding	4,048	4,173	4,054	4,207
Weighted average unallocated common stock held by benefit plans	(466)	(512)	(469)	(515)
Weighted average shares - basic	3,582	3,661	3,585	3,692
Effect of dilutive stock-based awards:
Stock options	34	-	32	-
Restricted stock	33	10	30	6
Weighted average shares - assuming dilution	3,649	3,671	3,647	3,698

Basic earnings per common share	$0.15	$0.14	$0.30	$0.30
Diluted earnings per common share	0.14	0.14	0.30	0.30

Diluted earnings per share was computed using the treasury stock method. The following table presents the weighted average of potentially dilutive common shares attributable to outstanding stock options and restricted stock that were anti-dilutive and excluded from the calculation of diluted earnings per share.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2026	2025	2026	2025
Weighted average of anti-dilutive stock-based awards:
Stock options	19	308	15	302
Restricted stock	-	6	-	3

NOTE 3. INVESTMENT SECURITIES

Investment securities have been classified according to management’s intent. The amortized cost of securities and their approximate fair values are as follows:

	June 30, 2026
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$47,748	$52	$(3,146)	$44,654
Municipal obligations	1,694	10	(140)	1,564
Total available-for-sale	$49,442	$62	$(3,286)	$46,218
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,479)	$11,521
Municipal obligations	1,822	8	(42)	1,788
Corporate bonds	6,022	-	(13)	6,009
Total held-to-maturity	$20,844	$8	$(1,534)	$19,318

	December 31, 2025
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Securities available-for-sale
Mortgage-backed securities	$51,820	$129	$(3,061)	$48,888
Municipal obligations	1,697	18	(136)	1,579
Total available-for-sale	$53,517	$147	$(3,197)	$50,467
Securities held-to-maturity
U.S. Government and agency obligations	$13,000	$-	$(1,423)	$11,577
Municipal obligations	1,917	83	(10)	1,990
Total held-to-maturity	$14,917	$83	$(1,433)	$13,567

There were no securities transferred between classifications during the six months ended June 30, 2026 or 2025. There were no sales of investment securities during the six months ended June 30, 2026 or 2025.

Accrued interest receivable on the Company’s investment securities totaled $203,000 and $183,000 at June 30, 2026 and December 31, 2025, respectively.

Investment securities with a carrying amount of $41.5 million and $25.3 million were pledged to secure public deposits as required or permitted by law at June 30, 2026 and December 31, 2025, respectively. The Company also uses a custodial letter of credit granted by the Federal Home Loan Bank of Dallas to collateralize public deposits. At June 30, 2026 and December 31, 2025, $5.0 million and $20.0 million, respectively, of the custodial letter of credit was pledged as collateral for public deposits.

At June 30, 2026 and December 31, 2025, other than securities issued by U.S. Government agencies or government-sponsored enterprises, we had no investments in a single issuer which had an aggregate book value in excess of 10% of the Company’s shareholders’ equity.

The following is a summary of maturities of securities available-for-sale and held-to-maturity at June 30, 2026:

	June 30, 2026
	Available-for-Sale		Held-to-Maturity
(Dollars in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Amounts maturing in:
One year or less	$-	$-	$-	$-
After one through five years	636	646	9,431	8,579
After five through ten years	1,058	918	11,413	10,739
After ten years	-	-	-	-
Subtotal	1,694	1,564	20,844	19,318
Mortgage-backed securities	47,748	44,654	-	-
Total	$49,442	$46,218	$20,844	$19,318

Securities, other than mortgage-backed securities, are classified according to their contractual maturities without consideration of principal amortization, potential prepayments, or call options. The expected maturities may differ from contractual maturities because of the exercise of call options and potential paydowns. Accordingly, actual maturities may differ from contractual maturities.

Information pertaining to securities with gross unrealized losses at June 30, 2026 and December 31, 2025 aggregated by investment category and length of time that individual securities have been in a continuous loss position, follows:

	June 30, 2026
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$16,215	$(115)	$16,132	$(3,031)	$32,347	$(3,146)
Municipal obligations	-	-	918	(140)	918	(140)
Total available-for-sale	$16,215	$(115)	$17,050	$(3,171)	$33,265	$(3,286)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,521	$(1,479)	$11,521	$(1,479)
Municipal obligations	1,001	(35)	425	(7)	1,426	(42)
Corporate bonds	3,008	(13)	-	-	3,008	(13)
Total held-to-maturity	$4,009	$(48)	$11,946	$(1,486)	$15,955	$(1,534)
Total	$20,224	$(163)	$28,996	$(4,657)	$49,220	$(4,820)

	December 31, 2025
	Less than 12 Months		12 Months or Greater		Total
(Dollars in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Securities available-for-sale
Mortgage-backed securities	$18,992	$(49)	$19,793	$(3,012)	$38,785	$(3,061)
Municipal obligations	-	-	928	(136)	928	(136)
Total available-for-sale	$18,992	$(49)	$20,721	$(3,148)	$39,713	$(3,197)
Securities held-to-maturity
U.S. Government and agency obligations	$-	$-	$11,577	$(1,423)	$11,577	$(1,423)
Municipal obligations	-	-	427	(10)	427	(10)
Total held-to-maturity	$-	$-	$12,004	$(1,433)	$12,004	$(1,433)
Total	$18,992	$(49)	$32,725	$(4,581)	$51,717	$(4,630)

At June 30, 2026 and December 31, 2025, the Company held 52 and 47 securities, respectively, with an unrealized loss. The securities with unrealized losses primarily consisted of mortgage-backed securities guaranteed by the government-sponsored enterprises that have a credit rating consistent with the U.S. Government, and debt obligations guaranteed by federal, state and local government entities and are generally considered to be risk-free. The corporate bonds held by the Company consisted of subordinated debt issued by bank holding companies. The corporate issuers are financially strong, publicly traded bank holding companies based in the southern United States. The unrealized losses on investment securities relate principally to noncredit related factors, including changes in current interest rates for similar types of securities. The Company does not intend to sell these securities, and it is more likely than not that the Company will not be required to sell the securities before recovery of their amortized cost basis. Based on management’s evaluation of the securities portfolio, the Company did not establish an allowance for credit losses for its available-for-sale or held-to-maturity securities at June 30, 2026 or December 31, 2025.

NOTE 4.  LOANS RECEIVABLE AND ALLOWANCE FOR CREDIT LOSSES

Loans receivable at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Real estate loans
One- to four-family residential	$76,699	$80,123
Commercial real estate	37,426	32,872
Construction and land	15,943	18,806
Multi-family residential	4,724	5,309
Total real estate loans	134,792	137,110
Other loans
Commercial and industrial	26,256	31,205
Consumer	1,737	1,895
Total other loans	27,993	33,100
Total loans	162,785	170,210
Less: Allowance for credit losses	(2,185)	(2,367)
Net loans	$160,600	$167,843

At June 30, 2026 and December 31, 2025, real estate loans totaling $84.7 million and $87.5 million, respectively, were pledged as collateral to the Federal Home Loan Bank of Dallas for borrowings under a blanket lien agreement.

Accrued interest receivable on the Company’s loans totaled $662,000 and $715,000 at June 30, 2026 and December 31, 2025, respectively. Accrued interest receivable is excluded from the Company’s estimate of the allowance for credit losses.

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

The following tables outline the changes in the allowance for credit losses for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30, 2026
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,284	$(38)	$-	$8	$1,254
Commercial real estate	293	(31)	-	-	262
Construction and land	313	(56)	-	-	257
Multi-family residential	72	(1)	-	-	71
Commercial and industrial	301	19	(12)	1	309
Consumer	32	(2)	(6)	8	32
Total for loans	$2,295	$(109)	$(18)	$17	$2,185
Unfunded lending commitments(1)	176	5	-	-	181
Total	$2,471	$(104)	$(18)	$17	$2,366
(1)	The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the reversal of credit losses on the income statement.

	For the Three Months Ended June 30, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,201	$13	$(54)	$13	$1,173
Commercial real estate	190	115	-	-	305
Construction and land	512	(176)	-	-	336
Multi-family residential	35	38	-	-	73
Commercial and industrial	313	(5)	-	1	309
Consumer	26	6	(9)	7	30
Unallocated	223	(18)	-	-	205
Total for loans	$2,500	$(27)	$(63)	$21	$2,431
Unfunded lending commitments	104	27	-	-	131
Total	$2,604	$-	$(63)	$21	$2,562

	For the Six Months Ended June 30, 2026
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,323	$(72)	$(16)	$19	$1,254
Commercial real estate	267	(5)	-	-	262
Construction and land	295	(38)	-	-	257
Multi-family residential	80	(9)	-	-	71
Commercial and industrial	371	(23)	(40)	1	309
Consumer	31	3	(11)	9	32
Total for loans	$2,367	$(144)	$(67)	$29	$2,185
Unfunded lending commitments	211	(30)	-	-	181
Total	$2,578	$(174)	$(67)	$29	$2,366

	For the Six Months Ended June 30, 2025
(Dollars in thousands)	Beginning Balance	Provision (Reversal)	Charge-offs	Recoveries	Ending Balance
Allowance for credit losses
One- to four-family residential	$1,164	$73	$(85)	$21	$1,173
Commercial real estate	192	113	-	-	305
Construction and land	528	(192)	-	-	336
Multi-family residential	35	38	-	-	73
Commercial and industrial	372	(69)	-	6	309
Consumer	26	27	(31)	8	30
Unallocated	205	-	-	-	205
Total for loans	$2,522	$(10)	$(116)	$35	$2,431
Unfunded lending commitments	121	10	-	-	131
Total	$2,643	$-	$(116)	$35	$2,562

During the six months ended June 30, 2026, the primary drivers of the change in the allowance for credit losses were declines in outstanding loan balances and loan commitments, conversions of construction loans to amortizing real estate loans, and a decline in the amount of classified commercial real estate loans. During the six months ended June 30, 2025, the changes in the allowance for credit losses were largely driven by conversions of construction loans to amortizing real estate loans and a decline in the estimated allowance for credit losses on individually evaluated loans.

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

The following tables outline the allowance for credit losses and the balance of loans by method of loss evaluation at June 30, 2026 and December 31, 2025.

	June 30, 2026			December 31, 2025
(Dollars in thousands)	Individually Evaluated	Collectively Evaluated	Total	Individually Evaluated	Collectively Evaluated	Total
Allowance for credit losses
One- to four-family residential	$35	$1,219	$1,254	$47	$1,276	$1,323
Commercial real estate	-	262	262	-	267	267
Construction and land	-	257	257	-	295	295
Multi-family residential	-	71	71	-	80	80
Commercial and industrial	-	309	309	-	371	371
Consumer	-	32	32	-	31	31
Total	$35	$2,150	$2,185	$47	$2,320	$2,367
Loans
One- to four-family residential	$897	$75,802	$76,699	$969	$79,154	$80,123
Commercial real estate	-	37,426	37,426	-	32,872	32,872
Construction and land	-	15,943	15,943	523	18,283	18,806
Multi-family residential	-	4,724	4,724	-	5,309	5,309
Commercial and industrial	1,752	24,504	26,256	1,949	29,256	31,205
Consumer	-	1,737	1,737	-	1,895	1,895
Total	$2,649	$160,136	$162,785	$3,441	$166,769	$170,210

At June 30, 2026 and December 31, 2025, all loans individually evaluated for credit losses, except for a construction and land loan, were considered collateral-dependent financial assets. Loans are considered collateral-dependent and individually evaluated when, based on management’s assessment as of the reporting date, the borrower is experiencing financial difficulty and repayment is expected to be provided substantially through the operation or sale of the collateral. The following describes the types of collateral that secure collateral dependent loans:

●	One- to four-family first mortgages are primarily secured by first liens on residential real estate.
●	Commercial real estate loans are primarily secured by retail and industrial use buildings and other properties used for commercial purposes.
●	Commercial and industrial loans considered collateral dependent are primarily secured by accounts receivable, inventory and equipment.

The construction and land loan balance reported as individually evaluated for credit losses as of December 31, 2025 represents amounts that will be re-paid by grant proceeds from the Federal Home Loan Bank of Dallas.

A summary of current and past due loans as of June 30, 2026 and December 31, 2025 follows:

	As of June 30, 2026
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$1,405	$727	$859	$2,991	$73,708	$76,699
Commercial real estate	-	-	-	-	37,426	37,426
Construction and land	16	-	-	16	15,927	15,943
Multi-family residential	-	-	-	-	4,724	4,724
Commercial and industrial	-	-	-	-	26,256	26,256
Consumer	-	-	-	-	1,737	1,737
Total	$1,421	$727	$859	$3,007	$159,778	$162,785

	As of December 31, 2025
(Dollars in thousands)	Past Due 30-59 Days	Past Due 60-89 Days	Past Due 90 Days or Greater	Total Past Due	Current	Total Loans
One- to four-family residential	$2,419	$784	$1,021	$4,224	$75,899	$80,123
Commercial real estate	-	-	32	32	32,840	32,872
Construction and land	-	-	-	-	18,806	18,806
Multi-family residential	-	-	-	-	5,309	5,309
Commercial and industrial	320	2	91	413	30,792	31,205
Consumer	6	-	-	6	1,889	1,895
Total	$2,745	$786	$1,144	$4,675	$165,535	$170,210

Loans are considered past due if the required principal and interest payments have not been received as of the date such payments were due based on contractual terms of the loan.

A summary of total non-accrual loans and accruing loans 90 days or more past due as of June 30, 2026 and December 31, 2025 follows:

	June 30, 2026
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,383	$701	$2,084	$147	$2,231
Commercial real estate	74	-	74	-	74
Construction and land	17	-	17	-	17
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	-	-
Consumer	-	-	-	-	-
Total	$1,474	$701	$2,175	$147	$2,322

	December 31, 2025
	Non-accrual loans
(Dollars in thousands)	With Allowance for Credit Loss	Without Allowance for Credit Loss	Total Non-accrual Loans	Accruing loans 90 days or more past due	Total
One- to four-family residential	$1,469	$759	$2,228	$272	$2,500
Commercial real estate	-	-	-	32	32
Construction and land	20	-	20	-	20
Multi-family residential	-	-	-	-	-
Commercial and industrial	-	-	-	91	91
Consumer	-	-	-	-	-
Total	$1,489	$759	$2,248	$395	$2,643

The Company was not committed to lend any additional funds on non-accrual loans at June 30, 2026 or December 31, 2025. The Company does not recognize interest income while loans are on non-accrual status. All payments received while on non-accrual status are applied against the principal balance of non-accrual loans.

At June 30, 2026 and December 31, 2025, the Company had no outstanding loans for which formal foreclosure proceedings were in process.

Occasionally loans are modified to assist borrowers experiencing financial difficulty. We consider modifications such as term extensions, principal forgiveness, payment delays or alternate payment schedules, and alternate interest rate terms. At June 30, 2026 and December 31, 2025, loans with modifications for borrowers experiencing financial difficulty totaled $662,000 and $719,000, respectively. At June 30, 2026 and December 31, 2025, all loans with modifications for borrowers experiencing financial difficulty were one- to four-family residential loans and totaled less than 1.0% of total one- to four-family residential loans at such dates.

During the six months ended June 30, 2026, the Company did not grant any loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. During the year ended December 31, 2025, the Company granted two loan modifications to borrowers experiencing financial difficulty that resulted in a more than minor change in the timing or amount of contractual cash flows. The Company consolidated the debt of two related borrowers into a new residential mortgage loan totaling $131,000 to extend the maturity date and lower the monthly payment. The second modification in 2025 involved altering the payment schedule for a $101,000 residential mortgage loan to comply with the borrower’s bankruptcy plan. The loan modified because of bankruptcy defaulted after modification, but was brought current as of June 30, 2026 with a balance of $88,000. The other loan modified in 2025 for borrowers experiencing financial difficulty has performed in accordance with the terms after modification. The Company was not committed to lend any additional funds to borrowers with modified terms and experiencing financial difficulty at June 30, 2026 or December 31, 2025.

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

The following tables present the Company’s loan portfolio by credit quality classification and origination year as of June 30, 2026 and December 31, 2025. The Company uses the latter of origination or renewal date to classify term loans into vintages. The gross charge-offs presented in the tables that follow are for the six months ended June 30, 2026 and year ended December 31, 2025.

	June 30, 2026
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2026	2025	2024	2023	2022	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$1,047	$3,496	$7,846	$3,294	$10,790	$43,416	$3,111	$975	$73,975
Special Mention	-	-	-	-	-	51	243	-	294
Substandard	-	-	17	-	484	1,929	-	-	2,430
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,047	$3,496	$7,863	$3,294	$11,274	$45,396	$3,354	$975	$76,699
Gross charge-offs	$-	$-	$-	$-	$-	$16	$-	$-	$16
Commercial real estate
Pass	$2,475	$6,836	$2,220	$8,889	$1,296	$7,512	$140	$4,959	$34,327
Special Mention	-	621	1,325	447	93	303	-	-	2,789
Substandard	-	-	211	-	-	99	-	-	310
Doubtful	-	-	-	-	-	-	-	-	-
Total	$2,475	$7,457	$3,756	$9,336	$1,389	$7,914	$140	$4,959	$37,426
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land
Pass	$1,213	$304	$62	$-	$95	$383	$12,720	$1,149	$15,926
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	17	-	-	17
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,213	$304	$62	$-	$95	$400	$12,720	$1,149	$15,943
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$2,907	$-	$-	$1,817	$-	$-	$4,724
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$2,907	$-	$-	$1,817	$-	$-	$4,724
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$1,479	$7,632	$3,132	$1,275	$126	$317	$6,452	$3,887	$24,300
Special Mention	85	14	-	-	-	-	105	-	204
Substandard	-	749	320	-	683	-	-	-	1,752
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,564	$8,395	$3,452	$1,275	$809	$317	$6,557	$3,887	$26,256
Gross charge-offs	$-	$-	$-	$-	$12	$-	$28	$-	$40
Consumer
Pass	$433	$708	$196	$165	$21	$214	$-	$-	$1,737
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$433	$708	$196	$165	$21	$214	$-	$-	$1,737
Gross charge-offs	$7	$4	$-	$-	$-	$-	$-	$-	$11
Total
Pass	$6,647	$18,976	$16,363	$13,623	$12,328	$53,659	$22,423	$10,970	$154,989
Special Mention	85	635	1,325	447	93	354	348	-	3,287
Substandard	-	749	548	-	1,167	2,045	-	-	4,509
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,732	$20,360	$18,236	$14,070	$13,588	$56,058	$22,771	$10,970	$162,785
Gross charge-offs	$7	$4	$-	$-	$12	$16	$28	$-	$67

	December 31, 2025
								Line-of-credit
								Arrangements
	Term Loans by Origination Year						Line-of-credit	Converted to
(Dollars in thousands)	2025	2024	2023	2022	2021	Prior	Arrangements	Term Loans	Total
One- to four-family residential
Pass	$3,654	$3,650	$3,624	$11,134	$2,334	$45,887	$2,270	$4,574	$77,127
Special Mention	-	-	-	-	53	-	244	-	297
Substandard	-	21	9	485	-	2,184	-	-	2,699
Doubtful	-	-	-	-	-	-	-	-	-
Total	$3,654	$3,671	$3,633	$11,619	$2,387	$48,071	$2,514	$4,574	$80,123
Gross charge-offs	$-	$-	$9	$-	$-	$152	$-	$-	$161
Commercial real estate
Pass	$1,041	$2,768	$4,122	$1,392	$904	$7,448	$148	$11,672	$29,495
Special Mention	625	1,338	754	97	309	-	-	-	3,123
Substandard	-	221	-	-	-	33	-	-	254
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,666	$4,327	$4,876	$1,489	$1,213	$7,481	$148	$11,672	$32,872
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Construction and land
Pass	$245	$132	$-	$97	$47	$274	$17,883	$-	$18,678
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	109	-	-	-	-	19	-	-	128
Doubtful	-	-	-	-	-	-	-	-	-
Total	$354	$132	$-	$97	$47	$293	$17,883	$-	$18,806
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Multi-family residential
Pass	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$469	$1,900	$-	$2,940	$5,309
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Commercial and industrial
Pass	$5,232	$8,137	$1,602	$164	$90	$414	$10,173	$3,220	$29,032
Special Mention	18	-	-	-	-	-	206	-	224
Substandard	821	368	-	760	-	-	-	-	1,949
Doubtful	-	-	-	-	-	-	-	-	-
Total	$6,071	$8,505	$1,602	$924	$90	$414	$10,379	$3,220	$31,205
Gross charge-offs	$-	$-	$-	$-	$-	$-	$-	$-	$-
Consumer
Pass	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Special Mention	-	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-	-
Total	$1,080	$231	$249	$79	$100	$156	$-	$-	$1,895
Gross charge-offs	$25	$21	$-	$-	$-	$6	$-	$-	$52
Total
Pass	$11,252	$14,918	$9,597	$12,866	$3,944	$56,079	$30,474	$22,406	$161,536
Special Mention	643	1,338	754	97	362	-	450	-	3,644
Substandard	930	610	9	1,245	-	2,236	-	-	5,030
Doubtful	-	-	-	-	-	-	-	-	-
Total	$12,825	$16,866	$10,360	$14,208	$4,306	$58,315	$30,924	$22,406	$170,210
Gross charge-offs	$25	$21	$9	$-	$-	$158	$-	$-	$213

NOTE 5. BORROWINGS

Borrowings and the weighted-average contractual interest rate at June 30, 2026 and December 31, 2025 are summarized as follows:

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Rate	Amount	Rate	Amount
Advances from Federal Home Loan Bank of Dallas	1.84%	$10,000	2.49%	$15,000
Debt modification discount on FHLB Advances		(214)		(268)
Total borrowings		$9,786		$14,732

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

Interest payments are due monthly for FHLB advances. A schedule of maturities for borrowings outstanding at June 30, 2026 are as follows:

(Dollars in thousands)	Amount
Amounts maturing in:
2026	$3,000
2027	3,000
2028	4,000
2029	-
2030	-
Total	$10,000

At June 30, 2026 and December 31, 2025, the Company had $53.9 million and $49.7 million, respectively, in available borrowing capacity with the FHLB. Borrowings from the FHLB are secured though a blanket floating lien on real estate loans. Refer to Note 4 for more detail on loans pledged to the FHLB. The Company has a $20.0 million custodial letter of credit outstanding from the FHLB as of June 30, 2026, which is included in the calculation of our available capacity with the FHLB. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At June 30, 2026, the Company used $5.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

Other available funding includes an Unsecured Federal Funds Master Purchase Agreement with First National Bankers Bank for $17.8 million. At June 30, 2026 and December 31, 2025, this credit facility was unused.

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

Fair values of assets and liabilities measured on a recurring basis at June 30, 2026 and December 31, 2025 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Securities available-for-sale:
Mortgage-backed securities	$44,654	$-	$44,654	$-
Municipal obligations	1,564	-	1,564	-
Total	$46,218	$-	$46,218	$-

December 31, 2025
Securities available-for-sale:
Mortgage-backed securities	$48,888	$-	$48,888	$-
Municipal obligations	1,579	-	1,579	-
Total	$50,467	$-	$50,467	$-

Fair values of assets and liabilities measured on a nonrecurring basis at June 30, 2026 and December 31, 2025 follows:

	Fair Value Measurements at Reporting Date Using
(Dollars in thousands)	Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Loans individually evaluated for credit losses	$100	$-	$-	$100
Foreclosed assets	5	-	-	5
Total	$105	$-	$-	$105
December 31, 2025
Loans individually evaluated for credit losses	$100	$-	$-	$100
Foreclosed assets	34	-	-	34
Total	$134	$-	$-	$134

At June 30, 2026 and December 31, 2025, individually evaluated loans with a recorded investment of $135,000 and $147,000, respectively, have been written down to their fair value by a charge to the allowance for credit losses. Foreclosed assets are adjusted to fair value by recording a related gain or loss through foreclosed asset expense. Foreclosed asset expense for the three and six months ended June 30, 2026 and 2025, included write-downs of $16,000 and $14,000, respectively, to adjust foreclosed assets to fair value.

Foreclosed asset expense for the three and six months ended June 30, 2026 included net gains of $6,000 on the sales of foreclosed assets.  For the six months ended June 30, 2025, foreclosed asset expense included net losses of $88,000 on the sales of foreclosed assets. The net losses during the six months ended June 30, 2025 were offset by insurance proceeds of $216,000 for fire and flood damages related to foreclosed properties.

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

(Dollars in thousands)	Fair Value	Valuation Technique	Unobservable Inputs	Discount or Range of Discounts			Weighted Average Discount
June 30, 2026
Loans individually evaluated for credit losses	$100	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	26%
Foreclosed assets	5	Sales contract	Estimated costs to sell	6%			6%

December 31, 2025
Loans individually evaluated for credit losses	$100	Third party appraisals	Market discounts and estimated costs to sell	6%	-	30%	26%
Foreclosed assets	34	Third party appraisals and sales contracts	Market discounts and estimated costs to sell	49%	-	100%	66%

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

The estimated fair values of the Company’s financial instruments as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$36,982	$36,982	$36,982	$-	$-
Investment securities:
Available-for-sale	46,218	46,218	-	46,218	-
Held-to-maturity	20,844	19,318	-	19,318	-
Loans receivable, net	160,600	158,360	-	-	158,360
Bank-owned life insurance	15,252	15,252	-	15,252	-
Financial Liabilities:
Deposits	196,389	195,883	141,647	54,236	-
Borrowings	9,786	9,563	-	9,563	-

	December 31, 2025
(Dollars in thousands)	Carrying Amount	Fair Value	Level 1	Level 2	Level 3
Financial Assets:
Cash and cash equivalents	$25,205	$25,205	$25,205	$-	$-
Investment securities:
Available-for-sale	50,467	50,467	-	50,467	-
Held-to-maturity	14,917	13,567	-	13,567	-
Loans receivable, net	167,843	168,189	-	-	168,189
Bank-owned life insurance	14,983	14,983	-	14,983	-
Financial Liabilities:
Deposits	185,274	184,972	126,908	58,064	-
Borrowings	14,732	14,566	-	14,566	-

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

The Company is not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

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

The following table summarizes the Company’s financial instruments with off-balance-sheet risk as of the dates indicated.

	Contract or Notional Amount at
(Dollars in thousands)	June 30, 2026	December 31, 2025
Financial instruments with off-balance-sheet risk:
Commitments to originate loans	$3,205	$1,740
Undisbursed portion of construction loans in process	11,495	13,787
Unused lines of credit	13,378	15,020
Unused overdraft privilege amounts	1,279	1,238
Total	$29,357	$31,785

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

The allowance for credit losses on unfunded lending commitments is recorded within “other liabilities” on the statement of financial condition. The related provision for credit losses for unfunded lending commitments is recorded with the reversal of credit losses on the income statement. At June 30, 2026, the allowance for credit losses for unfunded lending commitments totaled $181,000. Refer to Note 4 for more information on changes to the allowance for credit losses for unfunded lending commitments.

NOTE 8. SUBSEQUENT EVENT

As reported on Form 8-K filed on July 14, 2026, the Company completed the previously announced acquisitions of Lakeside Bancshares, Inc., a Louisiana corporation (“Lakeside Bancshares”), and Lakeside Bank, a Louisiana banking corporation and the wholly-owned subsidiary of Lakeside Bancshares. The acquisition was completed in accordance with the previously announced Agreement and Plan of Share Exchange and Merger (the “Merger Agreement”), dated April 7, 2026, by and among the Company, the Bank, Lakeside Bancshares and Lakeside Bank. The Merger Agreement provided for the merger of Lakeside Bancshares with and into Catalyst Bancorp, with Catalyst Bancorp surviving, and the merger of Lakeside Bank with and into Catalyst Bank, with Catalyst Bank surviving.

Effective July 14, 2026, the Company acquired 100% of the outstanding shares of Lakeside Bancshares in exchange for $19.58 per share in cash, or $41.1 million in aggregate. The Company expects to account for the transaction in accordance with ASC Topic 805, Business Combinations, which generally requires assets and liabilities acquired in business combinations to be recorded at fair value. The Company is continuing to evaluate the fair values of assets acquired and liabilities assumed, including loans, investment securities and core deposit intangible assets. Accordingly, the purchase accounting and related valuation estimates remain preliminary and are subject to change as additional information becomes available during the measurement period.  As a result, the amount of goodwill and identifiable intangible assets ultimately recorded may differ materially from the preliminary estimates. Based on data as of June 30, 2026, the acquisition increases the Company’s total assets to approximately $632 million with $387 million in loans and $480 million in deposits and expands its presence across Southwest Louisiana with four additional branch locations in Calcasieu Parish. Consolidated shareholders’ equity is estimated to be approximately $78.7 million based on data as of June 30, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Management’s Discussion and Analysis of Financial Condition and Results of Operations at June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 is intended to assist in understanding our financial condition and results of operations. The information contained in this section should be read in conjunction with the unaudited consolidated financial statements of the Company and the notes thereto appearing in Part I, Item 1, of this Quarterly Report on Form 10-Q as well as the business and financial information included in the Company’s Annual Report on Form 10-K filed with the SEC for the year ended December 31, 2025.

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

Important factors that could cause our actual results to differ materially from the results anticipated or projected, include, but are not limited to, the following:

●	general economic conditions, either nationally or in our market areas, that are different than expected;
●	conditions relating to infectious disease outbreaks, including the severity and duration of the associated economic slowdown, either nationally or in our market areas, that are worse than expected;
●	changes in the level and direction of loan delinquencies and charge-offs and changes in estimates of the adequacy of the allowance for credit losses;
●	our ability to access cost-effective funding;
●	major catastrophes such as hurricanes, floods or other natural disasters, the related disruption to local, regional and global economic activity and financial markets, and the impact that any of the foregoing may have on us and our customers and other constituencies;
●	technological changes that may be more difficult or expensive than expected;
●	success or consummation of new business initiatives may be more difficult or expensive than expected;
●	the inability of third-party service providers to perform;
●	fluctuations in real estate values and both residential and commercial real estate market conditions;
●	demand for loans and deposits in our market area;
●	our ability to continue to implement our business strategies;
●	competition among depository and other financial institutions;
●	inflation and changes in the interest rate environment that reduce our margins and yields, reduce the fair value of financial instruments or reduce the origination levels in our lending business, or increase the level of defaults, losses and prepayments on loans;
●	adverse changes in the securities markets;
●	changes in laws or government regulations or policies affecting financial institutions, including changes in regulatory fees and capital requirements;
●	our ability to manage market risk, credit risk and operational risk in the current economic conditions;
●	our ability to enter markets in southwest Louisiana or any other new markets successfully and capitalize on growth opportunities;
●	our ability to successfully integrate any assets, liabilities, customers, systems and management personnel acquired from Lakeside Bancshares or Lakeside Bank or that we may acquire into our operations and our ability to realize related revenue synergies and cost savings within expected time frames and any goodwill charges related thereto;
●	changes in consumer spending, borrowing and savings habits;
●	changes in accounting policies and practices, as may be adopted by the bank regulatory agencies, the Financial Accounting Standards Board, the U. S. Securities and Exchange Commission or the Public Company Accounting Oversight Board;
●	our ability to retain key employees and our compensation expense associated with equity allocated or awarded to our employees;
●	our ability to fully realize all the benefits we anticipate in connection with the mergers of Lakeside Bancshares and Lakeside Bank with and into the Company and the Bank, respectively, as well as any acquisitions of other institutions or our assumptions made in connection therewith being inaccurate.

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

Founded in 1922, the Bank is a community-oriented savings bank serving the banking needs of customers in south Louisiana. Our primary business consists of attracting deposits from the general public and using those funds together with funds we borrow from other sources to originate loans to our customers and invest in securities.

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

On July 14, 2026, the Company completed the acquisition of Lakeside Bancshares, Inc. and its subsidiary, Lakeside Bank (collectively referred to as “Lakeside”). The Company’s reported net income for 2026 includes certain expenses related to Lakeside’s merger with and into the Company and the Bank. These expenses are referred to as “merger-related expenses” and totaled $87,000 and $182,000 (pre-tax) for the three and six months ended June 30, 2026, respectively.

The following tables present an overview of financial results for the three and six months ended June 30, 2026. It is only a summary and should be read in conjunction with the business and financial information regarding the Company included elsewhere herein, including the financial statements included in Item 8 of the Company’s Annual Report on Form 10-K.

	June 30,	December 31,
(Dollars in thousands)	2026	2025	Change
Selected Financial Condition Data:
Total assets	$290,013	$282,927	$7,086	2.5%
Cash and cash equivalents	36,982	25,205	11,777	46.7
Investment securities:
Available for sale, at fair value	46,218	50,467	(4,249)	(8.4)
Held to maturity	20,844	14,917	5,927	39.7
Loans receivable, net of unearned income	162,785	170,210	(7,425)	(4.4)
Allowance for credit losses	2,185	2,367	(182)	(7.7)
Total deposits	196,389	185,274	11,115	6.0
Borrowings	9,786	14,732	(4,946)	(33.6)
Shareholders’ equity	82,530	81,725	805	1.0

Asset Quality Data:
Total non-performing loans	$2,322	$2,643	$(321)	(12.1)%
Total non-performing assets	2,327	2,677	(350)	(13.1)

Asset Quality Ratios:(1)
Non-performing loans as a percent of total loans outstanding	1.43%	1.55%
Non-performing assets as a percent of total assets(2)	0.80	0.95
Allowance for credit losses on loans as a percent of total loans outstanding	1.34	1.39

Other Data:
Common shares issued and outstanding, end of period	4,034,091	4,074,911
Banking offices	6	6
Full-time equivalent employees	49	49
(1)	Asset quality ratios are end of period ratios.
(2)	Non-performing assets consist of non-performing loans and foreclosed assets. Non-performing loans consist of all non-accruing loans and loans 90 days or more past due. Foreclosed assets consist of real estate acquired through foreclosure or real estate acquired by acceptance of a deed-in-lieu of foreclosure.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Selected Operating Data:
Total interest income	$3,584	$3,461	$123	3.6%
Total interest expense	993	993	-	-
Net interest income	2,591	2,468	123	5.0
Reversal of credit losses	(104)	-	(104)	-
Net interest income after reversal of credit losses	2,695	2,468	227	9.2
Total non-interest income	361	344	17	4.9
Total non-interest expense	2,380	2,178	202	9.3
Income before income tax expense	676	634	42	6.6
Income tax expense	152	113	39	34.5
Net income	$524	$521	$3	0.6

Selected Performance Ratios:(1)
Net interest margin(2)	3.86%	3.98%
Efficiency ratio(3)	80.64	77.46
Return on average assets(4)	0.72	0.77
Return on average equity(4)	2.55	2.59

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Selected Operating Data:
Total interest income	$7,154	$6,835	$319	4.7%
Total interest expense	2,018	2,002	16	0.8
Net interest income	5,136	4,833	303	6.3
Reversal of credit losses	(174)	-	(174)	-
Net interest income after reversal of credit losses	5,310	4,833	477	9.9
Total non-interest income	713	681	32	4.7
Total non-interest expense	4,663	4,160	503	12.1
Income before income tax expense	1,360	1,354	6	0.4
Income tax expense	278	247	31	12.6
Net income	$1,082	$1,107	$(25)	(2.3)

Selected Performance Ratios:(1)
Net interest margin(2)	3.84%	3.93%
Efficiency ratio(3)	79.72	75.44
Return on average assets(4)	0.75	0.83
Return on average equity(4)	2.65	2.77
(1)	All ratios are based on average daily balances during the indicated periods.
(2)	Net interest margin represents net interest income as a percentage of average interest-earning assets.
(3)	The efficiency ratio (a non-GAAP measure) represents the ratio of non-interest expense divided by the sum of net interest income and non-interest income.
(4)	Return on average assets and return on average equity represent the ratios of net income to average total assets and average total equity, respectively.

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

Comparison of Financial Condition at June 30, 2026 and December 31, 2025

Total Assets.  Total assets increased by $7.1 million, or 2.5%, to $290.0 million at June 30, 2026 from $282.9 million at December 31, 2025. Over the same period, total cash and cash equivalents were up $11.8 million, or 46.7%, primarily due to deposit growth, partially offset by a decline in borrowings.

Loans. The following table summarizes the changes in the composition of our loan portfolio by type of loan as of the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%	Change
Real estate loans
One- to four-family residential	$76,699	47.1%	$80,123	47.1%	$(3,424)	(4.3)%
Commercial real estate	37,426	23.0	32,872	19.3	4,554	13.9
Construction and land	15,943	9.8	18,806	11.0	(2,863)	(15.2)
Multi-family residential	4,724	2.9	5,309	3.1	(585)	(11.0)
Total real estate loans	134,792	82.8	137,110	80.5	(2,318)	(1.7)
Other loans
Commercial and industrial	26,256	16.1	31,205	18.3	(4,949)	(15.9)
Consumer	1,737	1.1	1,895	1.2	(158)	(8.3)
Total other loans	27,993	17.2	33,100	19.5	(5,107)	(15.4)
Total loans	$162,785	100.0%	$170,210	100.0%	$(7,425)	(4.4)

During the six months ended June 30, 2026, a $5.9 million commercial and industrial loan relationship paid off after the sale of the borrower’s business and $6.6 million of construction loans were converted to amortizing commercial real estate loans. The loans are included in the health service facilities category presented in the following table.

The following table presents certain major segments of our commercial real estate, construction and land, and commercial and industrial loan balances as of the dates indicated.

	June 30,	December 31,
(Dollars in thousands)	2026	2025	Change
Commercial real estate
Retail	$8,878	$9,455	$(577)	(6.1)%
Hospitality	5,440	5,632	(192)	(3.4)
Health service facilities	9,838	3,300	6,538	198.1
Restaurants	1,022	1,071	(49)	(4.6)
Oilfield services	345	365	(20)	(5.5)
Other non-owner occupied	2,002	2,349	(347)	(14.8)
Other owner occupied	9,901	10,700	(799)	(7.5)
Total commercial real estate	$37,426	$32,872	$4,554	13.9
Construction and land
Multi-family residential	$6,873	$4,749	$2,124	44.7%
Health service facilities	4,797	10,547	(5,750)	(54.5)
Other commercial construction and land	3,088	2,112	976	46.2
Consumer residential construction and land	1,185	1,398	(213)	(15.2)
Total construction and land	$15,943	$18,806	$(2,863)	(15.2)
Commercial and industrial
Oilfield services	$17,824	$17,295	$529	3.1%
Industrial equipment	910	7,064	(6,154)	(87.1)
Professional services	3,582	3,531	51	1.4
Other commercial and industrial	3,940	3,315	625	18.9
Total commercial and industrial loans	$26,256	$31,205	$(4,949)	(15.9)

Multi-family residential construction loan growth was largely driven by new apartment homes in Lafayette Parish.

Allowance for Credit Losses. At June 30, 2026, the allowance for credit losses on loans totaled $2.2 million, or 1.34% of total loans, compared to $2.4 million, or 1.39% of total loans at December 31, 2025. The allowance for credit losses on unfunded commitments totaled $181,000, down $30,000 from December 31, 2025. The Company recorded a $174,000 reversal of provision for credit losses and net loan charge-offs were $38,000 for the six months ended June 30, 2026. The reversal of provision for credit losses was primarily driven by declines in outstanding loan balances and loan commitments, conversions of construction loans to amortizing real estate loans, and a decline in the amount of classified commercial real estate loans. Net loan charge-offs in 2026 included a $28,000 charge-off of a commercial line of credit.

The following table presents the changes in the allowance for credit losses and other related data for the periods indicated.

	Six Months Ended June 30,		Year Ended December 31,
(Dollars in thousands)	2026	2025	2025
Allowance for credit losses:
Loans:
Balance, beginning of period	$2,367	$2,522	$2,522
Reversal of credit losses	(144)	(10)	(30)
Net loan (charge-offs) recoveries:
One- to four-family residential	3	(64)	(112)
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(39)	6	17
Consumer	(2)	(23)	(30)
Total net charge-offs	(38)	(81)	(125)
Balance, end of period	$2,185	$2,431	$2,367

Unfunded lending commitments:
Balance, beginning of period	$211	$121	$121
(Reversal of) provision for credit losses on unfunded lending commitments	(30)	10	90
Balance, end of period	$181	$131	$211

Total (reversal of) provision for credit losses	$(174)	$-	$60

Total loans at end of period	$162,785	$167,569	$170,210
Total non-accrual loans at end of period	2,175	1,455	2,248
Total non-performing loans at end of period	2,322	1,670	2,643
Total average loans	166,084	166,891	167,038

Allowance for credit losses on loans as a percent of:
Total loans	1.34%	1.45%	1.39%
Non-accrual loans	100.46	167.08	105.29
Non-performing loans	94.10	145.57	89.56

Net annualized (charge-offs) recoveries as a percent of average loans by portfolio:
One- to four-family residential	0.01%	(0.16)%	(0.14)%
Commercial real estate	-	-	-
Construction and land	-	-	-
Multi-family residential	-	-	-
Commercial and industrial	(0.28)	0.05	0.07
Consumer	(0.23)	(2.47)	(1.38)
Total loans	(0.05)	(0.10)	(0.07)

Substandard Loans and Non-performing Assets. The following table shows the amounts of our substandard loans and non-performing assets, which include non-accruing loans, accruing loans 90 days or more past due and foreclosed assets at the dates indicated. During 2025, the Company downgraded a $3.3 million non-real estate, commercial loan relationship to substandard due to declines in debt service coverage. All loans within the relationship have paid as agreed and, at June 30, 2026, were current and performing.

	June 30,	December 31,
(Dollars in thousands)	2026	2025
Substandard loans
One- to four-family residential	$2,430	$2,699
Commercial real estate	310	254
Construction and land	17	128
Multi-family residential	-	-
Commercial and industrial	1,752	1,949
Consumer	-	-
Total substandard loans	$4,509	$5,030

Non-accruing loans
One- to four-family residential	$2,084	$2,228
Commercial real estate	74	-
Construction and land	17	20
Multi-family residential	-	-
Commercial and industrial	-	-
Consumer	-	-
Total non-accruing loans	2,175	2,248
Accruing loans 90 days or more past due
One- to four-family residential	147	272
Commercial real estate	-	32
Construction and land	-	-
Multi-family residential	-	-
Commercial and industrial	-	91
Consumer	-	-
Total accruing loans 90 days or more past due	147	395
Total non-performing loans	2,322	2,643
Foreclosed assets	5	34
Total non-performing assets	$2,327	$2,677

Total loans	$162,785	$170,210
Total assets	290,013	282,927

Total non-accruing loans as a percentage of total loans	1.34%	1.32%
Total non-performing loans as a percentage of total loans	1.43	1.55
Total non-performing loans as a percentage of total assets	0.80	0.93
Total non-performing assets as a percentage of total assets	0.80	0.95

Investment Securities.  Total investment securities, available-for-sale and held-to-maturity, amounted to $67.1 million at June 30, 2026, up $1.7 million, or 2.6%, compared to $65.4 million at December 31, 2025. The Company purchased $6.0 million of subordinated debt issued by bank holding companies during the six months ended June 30, 2026. The issuers are financially strong, publicly traded companies based in the southern United States. The weighted average yield of the securities purchased during 2026 was 6.3%. During 2025, the Company purchased $20.2 million of variable-rate and $6.3 million of fixed-rate securities. The weighted average yield of the securities purchased during 2025 was 4.41% at June 30, 2026.

Net unrealized losses on securities available-for-sale totaled $3.2 million and $3.1 million at June 30, 2026 and December 31, 2025, respectively. Unrealized losses on available-for-sale securities relate principally to higher market interest rates for similar securities. Our investment securities portfolio consists primarily of debt obligations issued by the U.S. government and government agencies and government-sponsored mortgage-backed securities.

The following table presents the amortized cost of our total investment securities portfolio that matures during each of the periods indicated and the weighted average yields for each range of maturities at June 30, 2026.

	Contractual Maturity as of June 30, 2026
(Dollars in thousands)	One Year or Less	After One Through Five Years	After Five Through Ten Years	Over Ten Years	Total
Total investment securities
Mortgage-backed securities	$-	$5,291	$284	$42,173	$47,748
U.S. Government and agency obligations	-	9,000	4,000	-	13,000
Municipal obligations	-	1,067	2,449	-	3,516
Corporate bonds	-	-	6,022	-	6,022
Total	$-	$15,358	$12,755	$42,173	$70,286

Weighted average yield
Mortgage-backed securities	-%	4.43%	4.68%	3.25%	3.39%
U.S. Government and agency obligations	-	1.24	2.46	-	1.61
Municipal obligations	-	3.38	3.34	-	3.35
Corporate bonds	-	-	6.29	-	6.29
Total weighted average yield	-	2.49	4.48	3.25	3.31

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

Deposits. The following table presents total deposits by account type for the dates indicated.

	June 30, 2026		December 31, 2025
(Dollars in thousands)	Amount	%	Amount	%	Change
Non-interest-bearing demand deposits	$35,346	18.0%	$29,991	16.2%	$5,355	17.9%
Interest-bearing demand deposits	32,667	16.6	32,851	17.7	(184)	(0.6)
Money market	9,248	4.7	10,235	5.5	(987)	(9.6)
Savings	64,386	32.8	53,831	29.1	10,555	19.6
Certificates of deposit	54,742	27.9	58,366	31.5	(3,624)	(6.2)
Total deposits	$196,389	100.0%	$185,274	100.0%	$11,115	6.0

Total deposits averaged $198.5 million during the six months ended June 30, 2026, $178.3 million during the six months ended June 30, 2025, and $179.5 million during the year ended December 31, 2025. The ratio of the Company’s total loans to total deposits was 82.9% and 91.9% at June 30, 2026 and December 31, 2025, respectively. Growth in high-yield savings accounts has been a primary driver of deposit growth during 2026.

Total public fund deposits were $27.4 million, or 14.0% of total deposits, at June 30, 2026, compared to $26.4 million, or 14.3% of total deposits, at December 31, 2025. Total public fund deposits averaged $32.9 million during the six months ended June 30, 2026, $29.0 million during the six months ended June 30, 2025, and $27.6 million during the year ended December 31, 2025. At June 30, 2026 and December 31, 2025, approximately 55% and 59%, respectively, of our total public fund deposits consisted of non-interest-bearing and interest-bearing demand deposits.

The estimated amount of our total uninsured deposits (that is deposits in excess of the FDIC’s insurance limit), inclusive of public funds, was approximately $55.1 million at June 30, 2026 and $50.1 million at December 31, 2025. Total uninsured non-public fund deposits were approximately $32.8 million and $28.8 million at June 30, 2026 and December 31, 2025, respectively. At June 30, 2026, the full amount of our public fund deposits in excess of the FDIC’s insurance limit were secured by either pledged investment securities of $41.5 million or $5.0 million of a custodial letter of credit granted by the Federal Home Loan Bank of Dallas.

Borrowings. Total borrowings at June 30, 2026 were $9.8 million, down $4.9 million, or 33.6%, from $14.7 million at December 31, 2025 due to pay-offs of short-term advances.

Shareholders’ Equity.  Shareholders’ equity totaled $82.5 million, or 28.5% of total assets, at June 30, 2026, up $805,000, or 1.0%, from $81.7 million, or 28.9% of total assets, at December 31, 2025. During the six months ended June 30, 2026, shareholders’ equity increased by the Company’s net income of $1.1 million, which was partially offset by the Company’s repurchases of its common stock.

The Company repurchased 40,820 shares of its common stock at an average cost per share of $16.00 during the six months ended June 30, 2026. During the fourth quarter of 2025, the Company announced our sixth share repurchase plan (the “November 2025 Repurchase Plan”). Under the November 2025 Repurchase Plan, the Company may purchase up to 205,000 shares, or approximately 5%, of the Company’s outstanding common stock. At June 30, 2026, 148,091 shares of the Company’s common stock were available for repurchase under the November 2025 Repurchase Plan.

Since the announcement of our first share repurchase plan on January 26, 2023 and through June 30, 2026, the Company has repurchased a total of 1,255,909 shares of its common stock, or approximately 24% of the common shares originally issued, at an average cost per share of $12.19.

Following the merger of Lakeside with and into the Company and the Bank, consolidated shareholders’ equity is estimated to be approximately $78.7 million, or 12.5% of total assets, based on data as of June 30, 2026. The purchase accounting and related valuation estimates remain preliminary and are subject to change as additional information becomes available during the measurement period.

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

	Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$163,650	$2,686	6.58%	$167,627	$2,792	6.68%
Investment securities(2)	69,732	567	3.28	48,285	294	2.49
Other interest-earning assets	36,157	331	3.67	33,225	375	4.53
Total interest-earning assets	269,539	3,584	5.34	249,137	3,461	5.58
Non-interest-earning assets	22,723			21,651
Total assets	$292,262			$270,788
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	$106,757	$512	1.92%	$92,088	$466	2.03%
Certificates of deposit	56,097	407	2.91	57,018	459	3.23
Total interest-bearing deposits	162,854	919	2.26	149,106	925	2.49
Borrowings	9,773	74	3.02	9,619	68	2.84
Total interest-bearing liabilities	172,627	993	2.31	158,725	993	2.51
Non-interest-bearing liabilities	37,296			31,452
Total liabilities	209,923			190,177
Shareholders' equity	82,339			80,611
Total liabilities and shareholders' equity	$292,262			$270,788
Net interest-earning assets	$96,912			$90,412
Net interest income; average interest rate spread		$2,591	3.03%		$2,468	3.07%
Net interest margin(3)			3.86			3.98
Average interest-earning assets to average interest-bearing liabilities			156.14			156.96
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities do not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

	Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Balance	Interest	Average Yield/Rate(TE)	Average Balance	Interest	Average Yield/Rate(TE)
Interest-earning assets:
Loans receivable(1)	$166,084	$5,435	6.60%	$166,891	$5,530	6.68%
Investment securities(2)	68,637	1,089	3.21	47,626	569	2.42
Other interest-earning assets	34,965	630	3.64	33,403	736	4.44
Total interest-earning assets	269,686	7,154	5.35	247,920	6,835	5.56
Non-interest-earning assets	22,820			21,597
Total assets	$292,506			$269,517
Interest-bearing liabilities:
Demand deposits, money market and savings accounts	$106,956	$1,006	1.90%	$93,105	$949	2.06%
Certificates of deposit	57,086	852	3.01	56,435	917	3.28
Total interest-bearing deposits	164,042	1,858	2.28	149,540	1,866	2.52
Borrowings	10,438	160	3.07	9,596	136	2.84
Total interest-bearing liabilities	174,480	2,018	2.33	159,136	2,002	2.54
Non-interest-bearing liabilities	35,786			29,862
Total liabilities	210,266			188,998
Shareholders' equity	82,240			80,519
Total liabilities and shareholders' equity	$292,506			$269,517
Net interest-earning assets	$95,206			$88,784
Net interest income; average interest rate spread		$5,136	3.02%		$4,833	3.02%
Net interest margin(3)			3.84			3.93
Average interest-earning assets to average interest-bearing liabilities			154.57			155.79
(1)	Includes non-accrual loans during the respective periods. Calculated net of deferred fees and discounts and loans in process.
(2)	Average investment securities do not include unrealized holding gains/losses on available-for-sale securities.
(3)	Equals net interest income divided by average interest-earning assets. Taxable equivalent yields are calculated using a marginal tax rate of 21%.

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

	Three Months Ended			Six Months Ended
	June 30, 2026 vs 2025			June 30, 2026 vs 2025
	Increase (Decrease) Due to		Total	Increase (Decrease) Due to		Total
(Dollars in thousands)	Rate	Volume	Increase (Decrease)	Rate	Volume	Increase (Decrease)
Interest income:
Loans receivable	$(41)	$(65)	$(106)	$(69)	$(26)	$(95)
Investment securities	118	155	273	221	299	520
Other interest-earning assets	(86)	42	(44)	(140)	34	(106)
Total interest income	(9)	132	123	12	307	319
Interest expense:
Demand deposits, money market and savings accounts	(25)	71	46	(77)	134	57
Certificates of deposit	(45)	(7)	(52)	(76)	11	(65)
Total deposits	(70)	64	(6)	(153)	145	(8)
Borrowings	5	1	6	11	13	24
Total interest expense	(65)	65	-	(142)	158	16
Increase in net interest income	$56	$67	$123	$154	$149	$303

Comparison of Results of Operations for the Three Months Ended June 30, 2026 and 2025.

General. For the three months ended June 30, 2026, the Company reported net income of $524,000, or $0.14 diluted EPS, compared to net income of $521,000, or $0.14 diluted EPS, for the three months ended June 30, 2025. The following table summarizes the changes in net income for the periods indicated. Non-interest expense for the three months ended June 30, 2026 included Lakeside merger-related expenses of $87,000 (pre-tax).

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Selected Operating Data
Total interest income	$3,584	$3,461	$123	3.6%
Total interest expense	993	993	-	-
Net interest income	2,591	2,468	123	5.0
Reversal of credit losses	(104)	-	(104)	-
Total non-interest income	361	344	17	4.9
Total non-interest expense	2,380	2,178	202	9.3
Income tax expense	152	113	39	34.5
Net income	$524	$521	$3	0.6

Interest Income. The following table summarizes the changes in interest income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Interest Income
Loans receivable, including fees	$2,686	$2,792	$(106)	(3.8)%
Investment securities	567	294	273	92.9
Cash and due from banks	309	353	(44)	(12.5)
Other earning assets	22	22	-	-
Total interest income	$3,584	$3,461	$123	3.6

The average yield on loans was 6.58% for the three months ended June 30, 2026, down ten basis points (“bps”) from 6.68% for the same period in 2025. Average loans were $163.7 million for the three months ended June 30, 2026, down $4.0 million, or 2.4%, compared to the same period in 2025.

The increase in interest income on investment securities was due to increases in both the average balance and the average rate earned on our investment securities portfolio for the three months ended June 30, 2026 compared to the same period in 2025. The average balance of our investment securities portfolio, measured at amortized cost, was $69.7 million, up $21.4 million, or 44.4%, compared to the same period in 2025. The average rate earned on our investment securities portfolio also increased to 3.28% for the three months ended June 30, 2026, compared to 2.49% for the same period in 2025. These increases were primarily due to the impact of higher-yielding investment securities purchased during 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in certain preceding tables, decreased mainly due to a decline in the average rate earned on interest-earning cash and other earning assets.  The average rate earned on other interest-earning assets was 3.67% for the three months ended June 30, 2026, down 86 bps, compared to 4.53% for the same period in 2025.

Interest Expense. The following table summarizes the change in interest expense for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Interest Expense
Demand deposits, money market and savings accounts	$512	$466	$46	9.9%
Certificates of deposit	407	459	(52)	(11.3)
Borrowings	74	68	6	8.8
Total interest expense	$993	$993	$-	-

The average rate paid on interest-bearing deposits was 2.26% during the three months ended June 30, 2026, down 23 bps compared to 2.49% for the same period in 2025. The average balance of interest-bearing deposits was $162.9 million for the three months ended June 30, 2026, up $13.7 million, or 9.2%, compared to the same period in 2025, largely due to growth in high-yield savings account balances.

Net Interest Income. The increase in net interest income and decline in net interest margin for the three months ended June 30, 2026 compared to the same period in 2025 was largely the result of growth in investment securities and a decline in the average rate earned on loans and other interest-earning assets.

Provision for Credit Losses.  The Company recorded a reversal of provision for credit losses of $104,000 for the three months ended June 30, 2026, compared to zero provision for the same period in 2025. The reversal of expected credit losses was largely driven by a decline in construction and land loan balances as a result of a $5.0 million construction loan converting to an amortizing commercial real estate loan and a decline in the amount of classified commercial real estate loans during the three months ended June 30, 2026.

Non-interest Income. The following table summarizes the changes in non-interest income for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Non-interest Income
Service charges on deposit accounts	$204	$202	$2	1.0%
Bank-owned life insurance	135	119	16	13.4
Other	22	23	(1)	(4.3)
Total non-interest income	$361	$344	$17	4.9

Income from bank-owned life insurance increased largely due to an internal exchange of certain existing policies that became effective during the fourth quarter of 2025.

Non-interest Expense.  The following table summarizes the changes in non-interest expense for the periods indicated.

	Three Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Non-interest Expense
Salaries and employee benefits	$1,343	$1,262	$81	6.4%
Occupancy and equipment	208	208	-	-
Data processing and communication	183	176	7	4.0
Professional fees	175	114	61	53.5
Directors’ fees	124	117	7	6.0
Foreclosed assets, net	11	18	(7)	(38.9)
Advertising and marketing	47	20	27	135.0
Other	289	263	26	9.9
Total non-interest expense	$2,380	$2,178	$202	9.3

Salaries and employee benefits expense increased primarily due to annual raises that were made effective during the fourth quarter of 2025, an increase in compensation expense related to the Employee Stock Ownership Plan due to a rise in the Company’s average stock price, and new grants of share-based compensation issued in June 2025.

Merger-related expenses for the three months ended June 30, 2026 included $64,000 in professional fees, $15,000 in advertising and marketing expense, and $8,000 in other non-interest expense.

Income Tax Expense. The effective tax rates for the three months ended June 30, 2026 and 2025 were 22.5% and 17.8%, respectively. The increase in income tax expense and the effective tax rate for the three months ended June 30, 2026 was mainly due to the tax impact of non-deductible merger-related expenses.

Comparison of Results of Operations for the Six Months Ended June 30, 2026 and 2025.

General. For the six months ended June 30, 2026 and 2025, the Company reported net income of $1.1 million, or $0.30 diluted EPS. The following table summarizes the changes in net income for the periods indicated. Non-interest expense for the six months ended June 30, 2026 included Lakeside merger-related expenses of $182,000 (pre-tax).

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Selected Operating Data
Total interest income	$7,154	$6,835	$319	4.7%
Total interest expense	2,018	2,002	16	0.8
Net interest income	5,136	4,833	303	6.3
Reversal of credit losses	(174)	-	(174)	-
Total non-interest income	713	681	32	4.7
Total non-interest expense	4,663	4,160	503	12.1
Income tax expense	278	247	31	12.6
Net income	$1,082	$1,107	$(25)	(2.3)

Interest Income. The following table summarizes the changes in interest income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Interest Income
Loans receivable, including fees	$5,435	$5,530	$(95)	(1.7)%
Investment securities	1,089	569	520	91.4
Cash and due from banks	599	694	(95)	(13.7)
Other earning assets	31	42	(11)	(26.2)
Total interest income	$7,154	$6,835	$319	4.7

The average yield on loans was 6.60% for the six months ended June 30, 2026, down eight basis points (“bps”) from 6.68% for the same period in 2025. Average loans were $166.1 million for the six months ended June 30, 2026, down $807,000, or 0.5%, compared to the same period in 2025.

The increase in interest income on investment securities was due to increases in both the average balance and the average rate earned on our investment securities portfolio for the six months ended June 30, 2026 compared to the same period in 2025. The average balance of our investment securities portfolio, measured at amortized cost, was $68.6 million, up $21.0 million, or 44.1%, compared to the same period in 2025. The average rate earned on our investment securities portfolio also increased to 3.21% for the six months ended June 30, 2026, compared to 2.42% for the same period in 2025. These increases were primarily due to the impact of higher-yielding investment securities purchased during 2025.

Interest income on interest-earning cash and due from banks, included in other interest-earning assets in certain preceding tables, decreased mainly due to a decline in the average rate earned on interest-earning cash and other earning assets.  The average rate earned on other interest-earning assets was 3.64% for the six months ended June 30, 2026, down 80 bps, compared to 4.44% for the same period in 2025.

Interest Expense. The following table summarizes the change in interest expense for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Interest Expense
Demand deposits, money market and savings accounts	$1,006	$949	$57	6.0%
Certificates of deposit	852	917	(65)	(7.1)
Borrowings	160	136	24	17.6
Total interest expense	$2,018	$2,002	$16	0.8

The average rate paid on interest-bearing deposits was 2.28% during the six months ended June 30, 2026, down 24 bps compared to 2.52% for the same period in 2025. The average balance of interest-bearing deposits was $164.0 million for the six months ended June 30, 2026, up $14.5 million, or 9.7%, compared to the same period in 2025, largely due to growth in high-yield savings account balances.

Net Interest Income. The increase in net interest income and decline in net interest margin for the six months ended June 30, 2026 compared to the same period in 2025 was largely the result of growth in investment securities and a decline in the average rate earned on loans and other interest-earning assets.

Provision for Credit Losses.  The Company recorded a reversal of provision for credit losses of $174,000 for the six months ended June 30, 2026, compared to zero provision for the same period in 2025. The reversal of expected credit losses was largely driven by declines in outstanding loan balances and loan commitments, conversions of construction loans to amortizing real estate loans, and a decline in the amount of classified commercial real estate loans.

Non-interest Income. The following table summarizes the changes in non-interest income for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Non-interest Income
Service charges on deposit accounts	$406	$399	$7	1.8%
Bank-owned life insurance	269	237	32	13.5
Other	38	45	(7)	(15.6)
Total non-interest income	$713	$681	$32	4.7

Income from bank-owned life insurance increased largely due to an internal exchange of certain existing policies that became effective during the fourth quarter of 2025.

Non-interest Expense.  The following table summarizes the changes in non-interest expense for the periods indicated.

	Six Months Ended June 30,
(Dollars in thousands)	2026	2025	Change
Non-interest Expense
Salaries and employee benefits	$2,664	$2,507	$157	6.3%
Occupancy and equipment	417	407	10	2.5
Data processing and communication	363	358	5	1.4
Professional fees	360	215	145	67.4
Directors’ fees	245	231	14	6.1
Foreclosed assets, net	11	(109)	120	110.1
Advertising and marketing	80	59	21	35.6
Other	523	492	31	6.3
Total non-interest expense	$4,663	$4,160	$503	12.1

Salaries and employee benefits expense increased primarily due to annual raises that were made effective during the fourth quarter of 2025, an increase in compensation expense related to the Employee Stock Ownership Plan due to a rise in the Company’s average stock price, and new grants of share-based compensation issued in June 2025.

Foreclosed assets expenses and losses during the six months ended June 30, 2025 were offset by $216,000 of insurance proceeds received for fire and flood damages related to foreclosed properties.

Merger-related expenses for the six months ended June 30, 2026 included $159,000 in professional fees, $15,000 in advertising and marketing expense, and $8,000 in other non-interest expense.

Income Tax Expense. The effective tax rates for the six months ended June 30, 2026 and 2025 were 20.4% and 18.2%, respectively. The increase in income tax expense and the effective tax rate for the six months ended June 30, 2026 was mainly due to the tax impact of non-deductible merger-related expenses.

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

At June 30, 2026, our borrowings consisted of FHLB advances with a total net carrying value of $9.8 million. The table below summarizes our unused and available liquidity sources as of June 30, 2026.

(Dollars in thousands)	June 30, 2026
Advances from the Federal Home Loan Bank of Dallas	$53,879
Line of credit with primary correspondent bank	17,800
Unpledged available-for-sale investment securities, at fair value	12,519
Total unused and available liquidity	$84,198

The Bank’s available borrowing capacity with the FHLB is secured through a blanket floating lien on real estate loans. The Company also has a $20.0 million custodial letter of credit outstanding from the FHLB as of June 30, 2026, which is included in the calculation of our available capacity with the FHLB indicated above. The Company can allocate portions of this letter of credit to collateralize certain deposit balances in excess of the FDIC’s insurance limit as an alternative to pledging investment securities for the same purpose. At June 30, 2026, the Company used $5.0 million of the FHLB custodial letter of credit to collateralize public fund deposits.

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

Our cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities, and financing activities. The details of these cash flow classifications are presented on the statement of cash flows included in Item 1 of this Form 10-Q. The most significant uses and sources of cash flows during the six months ended June 30, 2026 included:

●	$11.1 million in proceeds from the net increase in deposits
●	$7.4 million in proceeds from the net decrease in loans
●	$6.0 million outflow due to purchases of investment securities
●	$5.0 million net outflow due to net repayments of advances from the FHLB
●	$4.1 million in proceeds from maturities and paydowns of investment securities

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

The following table summarizes our outstanding off-balance sheet commitments to originate loans and to advance additional amounts pursuant to outstanding letters of credit, lines of credit and undisbursed construction loans at June 30, 2026.

		Amount of Commitment Expiration — Per Period
(Dollars in thousands)	Total Amounts Committed at June 30, 2026	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Commitments to originate loans	$3,205	$3,205	$-	$-	$-
Undisbursed portion of construction loans in process	11,495	1,095	3,125	-	7,275
Unused lines of credit	13,378	10,074	977	25	2,302
Unused overdraft privilege amounts	1,279	-	-	-	1,279
Letters of credit	-	-	-	-	-
Total commitments	$29,357	$14,374	$4,102	$25	$10,856

The following table summarizes our contractual cash obligations at June 30, 2026.

		Payments Due By Period
(Dollars in thousands)	Total at June 30, 2026	To 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years
Certificates of deposit	$54,742	$48,288	$5,904	$550	$-
Borrowings	10,000	3,000	7,000	-	-
Total term debt	$64,742	$51,288	$12,904	$550	$-

Management expects that a majority of the maturing certificates of deposit will be retained. However, if a substantial portion of these deposits are not retained, we may utilize borrowings from our secondary funding sources or raise interest rates on deposits to attract new accounts, which may result in higher levels of interest expense.

The Bank exceeded all regulatory capital requirements and was categorized as well-capitalized at June 30, 2026 and December 31, 2025. Management is not aware of any conditions or events since the most recent notification that would change our category.

Recent Accounting Pronouncements

For a discussion of the impact of recent accounting pronouncements, see Note 1 of the notes to our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of June 30, 2026, was carried out under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer and several other members of our senior management. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in the SEC’s rules and forms. There have been no changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Act) that occurred during the three months ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not involved in any pending legal proceedings as a plaintiff or defendant other than routine legal proceedings occurring in the ordinary course of business, and at June 30, 2026, we were not involved in any legal proceedings, the outcome of which would be material to our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company’s purchases of its common stock made during the three months ended June 30, 2026 consisted of share repurchases under the Company’s approved plans and are set forth in the following table.

For the Month Ended	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
April 30, 2026	-	$-	-	172,297
May 31, 2026	18,251	15.98	18,251	154,046
June 30, 2026	5,955	16.04	5,955	148,091
Total	24,206	$15.99	24,206

On November 20, 2025, the Company announced its sixth share repurchase plan (the “November 2025 Repurchase Plan”). Under the November 2025 Repurchase Plan, the Company may purchase up to 205,000 shares, or approximately 5%, of the Company's outstanding common stock. The Company paused share repurchases while conducting due diligence and negotiations related to our agreement to acquire Lakeside. At June 30, 2026, 148,091 shares of the Company’s common stock were available for repurchase under the November 2025 Repurchase Plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Nothing to report.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the fiscal quarter ended June 30, 2026, none of the Company’s directors or executive officers informed the Company of the adoption, modification, or termination of any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

CATALYST BANCORP, INC.

Date: August 14, 2026	By:	/s/ Joseph B. Zanco
Joseph B. Zanco
President and Chief Executive Officer
(Duly Authorized Officer)

Date: August 14, 2026	By:	/s/ Jacques L. J. Bourque
Jacques L. J. Bourque
Chief Financial Officer
(Principal Financial and Accounting Officer)